Form 10QSB/A
period 2007-10-31
Global West Resources Inc.
filed 2008-02-25
CIK 1410307

Unknown; Lance;Kennedy Kerster;00000000http://schemas.microsoft.com/office/word/2003/wordmlurn:schemas-microsoft-com:office:smarttags013f

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
CityplaceWashington, StateD.C. PostalCode20549

FORM 10-QSB /A

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
organization)

addressStreet45 MILFORD AVE. CityplaceTORONTO ON. M6M 2W1 416-916-0777

(Address of principal executive offices)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act). YES ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 31, 2007, the Issuer had 6,875,000 Shares of
Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ? No x

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

GLOBAL WEST RESOURCES, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the three months ended October 31, 2007	For the Period from May 19, 2006 (inception) to October 31, 2007

Revenues	$ -	$ -

Operating expenses:
General and administrative expenses	$ 2,216	$ 13,618

Total operating expenses	2,216	13,618

Net loss from operations	(2,216)	(13,618)

Other income (expenses)	-	-

Impairment loss on mineral property costs	-	(9,000)

Net loss for the period	$ (2,216)	$ (22,618)

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

(Unaudited)

In June 2006, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06-3 (EITF 06-3), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF 06-3 applies to any tax assessed by a governmental authority that is directly imposed on a revenue producing transaction between a seller and a customer. EITF 06-3 allows companies to present taxes either gross within revenue and expense or net. If taxes subject to this issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amount of such taxes that are recognized on a gross basis. The Company currently presents such taxes net. EITF 06-3 is required to be adopted during the first quarter of fiscal year 2008. These taxes are currently not material to the Company’s consolidated financial statements.

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

NOTE 3 – MINERAL LEASES AND CLAIMS

On May 25, 2007 the Company acquired a 100% interest in numerous claims known as the Hot 1-4, located in the State of StateplaceNevada. The claims were purchased for $4,000 cash and accompanying the property purchase was a geological report which the Company purchased it for $5000 cash. During the year ended July 31, 2007, the Company determined that the carrying amount of the mineral claims were in excess of its estimated fair value and recognized an impairment loss on mineral claims costs of $9,000.

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

GLOBAL WEST RESOURCES, INC.

February 25, 2008	By:	/s/ Pavle Zderic
PAVLE ZDERIC
Chief Executive Officer, Chief Financial Officer President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)