Form 10QSB
period 2008-01-31
Global West Resources Inc.
filed 2008-03-17
CIK 1410307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended January 31, 2008

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of January 31, 2008, the Issuer had 6,875,000 Shares of
Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ¨ No x

PART I - FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended January 31, 2008 are not necessarily indicative of the results that can be expected for the year ending July 31, 2008.

As used in this Quarterly Report, the terms "we", "us", "our", the “Company” and “Global” mean Global West Resources, Inc. and its subsidiaries unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

                                                                                  2

GLOBAL WEST RESOURCES, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEET
(Unaudited)

January 31, 2008

ASSETS

Current assets:
Cash	$ 27,543

Total Current Assets	27,543

TOTAL ASSETS	$ 27,543

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Accounts payable and accrued liabilities	$ 3,661

TOTAL CURRENT LIABILITIES	3,661

Commitments and contingencies

Stockholders' Equity:

Paid in capital	61,500
Deficit accumulated during the exploration stage	(37,618)
TOTAL STOCKHOLDER'S EQUITY	23,882

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 27,543

GLOBAL WEST RESOURCES, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the three months ended January 31, 2008	For the six months ended January 31, 2008	For the Period from May 19, 2006 (inception) to January 31, 2008

Revenues	$ -	$ -	$ -

Operating expenses:
General and administrative expenses	$ 6,500	$ 8,716	$ 20,118

	6,500	8,716	20,118

Net loss from operations	(6,500)	(8,716)	(20,118)

Other income (expenses)	-	-	-

Impairment loss on mineral property costs	(8,500)	(8,500)	(17,500)

Net loss for the period	$ (15,000)	$ (17,216)	$ (37,618)

Net loss per share (note 2):

GLOBAL WEST RESOURCES, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For the six Months ended January 31, 2008	For the Period from May 19, 2006 (Inception) to January 31, 2008

Cash flow from operating activities:
Net loss	$ (17,216)	$ (37,618)
Adjustments to reconcile net loss to net cash used in operting activities:
Impairment loss on mineral property costs	8,500	17,500
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	1,161	4,661
Net cash used in operating activities	(7,555)	(8,957)

Cash flows from investing activities:
Acquisition of mineral properties	-	(17,500)

Net cash used in investing activities	-	(17,500)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	4,000
Subscription received from investor	-	57,500

Net cash provided by financing activities	-	61,500

Increase in cash during the period	(16,055)	27,543
Cash, beginning of period	43,598	-

Cash, end of period	$ 27,543	$ 27,,543

Supplemental disclosure of cash flow information:
Cash paid during the period
Taxes	$ -	$ -
Interest	$ -	$ -

The accompanying notes are an integral part of these financial statements

GLOBAL WEST RESOURCES, INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended January 31, 2008

and the period May 19, 2006(inception) through January 31, 2008

(Unaudited)

NOTE 1 - NATURE OF OPERATIONS

Global West Resources Inc. (the "Company") was incorporated in the State of Nevada on May 19, 2006 The Company was organized to explore mineral properties in Nevada.

These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of January 31, 2008, the Company had $27,543 in cash, working capital of

$ 23,882, shareholders equity of $23,882, and accumulated net losses of $37,618 since inception. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, to develop commercially viable mining reserves, and ultimately to establish profitable operations.

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

While the information presented in the accompanying interim three months consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America.  These interim financial statements follow the same accounting policies and methods of their application as the Company’s July 31, 2008annual consolidated financial statements.  All adjustments are of a normal recurring nature.  It is suggested that these interim financial statements be read in conjunction with the Company’s July 31, 2008 annual financial statements.

GLOBAL WEST RESOURCES, INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended January 31, 2008

and the period May 19, 2006(inception) through January 31, 2008

(Unaudited)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in United States (US) dollars. The Company has not produced any revenue from its principal business and is an exploration stage company as defined by the Statement of Financial Accounting Standards (SFAS) No. 7. “Accounting and Reporting by Development Stage Enterprises.”

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

Impaired Asset Policy

The Company periodically reviews its long-lived assets when applicable to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable, pursuant to guidance established in Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-lived Assets". The Company determines impairment by comparing the undiscounted future

GLOBAL WEST RESOURCES, INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended January 31, 2008

and the period May 19, 2006(inception) through January 31, 2008

(Unaudited)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

cash flows estimated to be generated by its assets to their respective carrying amounts. If impairment is deemed to exist, the assets will be written down to fair value.

Start-up Expenses

The Company has adopted Statement of Position No. 98-5 ("SOP 98-5"), "Reporting the Costs of Start-up Activities," which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the period from inception on May 19, 2006 to January 31, 2008.

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

GLOBAL WEST RESOURCES, INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended January 31, 2008

and the period May 19, 2006(inception) through January 31, 2008

(Unaudited)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Loss Per Share

The Company computed basic and diluted loss per share amounts for January 31, 2008 pursuant to the Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Share.”  There are no potentially dilutive shares outstanding and, accordingly, dilutive per share amounts have not been presented in the accompanying statements of operations.

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

Comprehensive Loss

Statement of Financial Accounting Standards (SFAS) No.130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As of January 31, 2008 the Company has no items that represent comprehensive loss and therefore, has not included a schedule of comprehensive loss in financial statements.

Income Taxes

Income taxes are recognized in accordance with Statements of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes", whereby deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized.

Recent Authoritative Pronouncements

Recent accounting pronouncements that the Company has adopted or will be required to adopt in the future are summarized below.

GLOBAL WEST RESOURCES, INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended January 31, 2008

and the period May 19, 2006(inception) through January 31, 2008

(Unaudited)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, "Accounting Changes and Error Corrections" (SFAS 154), which replaces Accounting Principles Board (APB) Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections, and it establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS 154 in the first quarter of fiscal year 2007 and does not expect it to have a material impact on its consolidated results of operations and financial condition.

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

GLOBAL WEST RESOURCES, INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended January 31, 2008

and the period May 19, 2006(inception) through January 31, 2008

(Unaudited)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each on a company's balance sheet and statement of operations and the related financial statement disclosures. Early application of the guidance in SAB 108 is encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006, and will be adopted by the Company in the first quarter of fiscal year 2007. The Company does not expect the adoption of SAB 108 to have a material impact on its consolidated results of operations and financial condition

FSP FAS 123(R)-5 was issued on October 10, 2006.  The FSP  provides  that instruments  that were  originally  issued  as  employee  compensation  and then  modified, and that modification is made to the terms of the instrument solely to reflect an equity  restructuring  that  occurs  when the  holders  are no longer employees, then no change in the recognition or the measurement (due to a change in

GLOBAL WEST RESOURCES, INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended January 31, 2008

and the period May 19, 2006(inception) through January 31, 2008

(Unaudited)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

classification)  of those  instruments  will result if both of the following conditions are met: (a). There is no increase in fair value of the award (or the ratio of intrinsic  value to the exercise price of the award is preserved,  that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in  contemplation  of an equity  restructuring;  and (b). All holders of the same class of equity instruments (for example, stock options) are treated in the same manner.  The provisions in this FSP shall be applied in the first reporting period beginning after the date the FSP is posted to the FASB website.  The Company does not expect the adoption of FSP FAS 123(R)-5 to have a material impact on its consolidated results of operations and financial condition

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 allows companies to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 will become effective for the Company beginning in fiscal 2009. The Company is currently evaluating what effects the adoption of SFAS No. 159 will have on the Company’s future results of operations and financial condition.

NOTE 3 – MINERAL LEASES AND CLAIMS

On May 25, 2007 the Company acquired a 100% interest in numerous claims known as the Hot 1-4, located in the State of Nevada. The claims were purchased for $4,000 cash and accompanying the property purchase was a geological report which the Company purchased it for $5,000 cash. During the year ended July 31, 2007, the Company determined that the carrying amount of the mineral claims were in excess of its estimated fair value and recognized an impairment loss on mineral claims costs of $9,000.

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

Current State of Exploration

We have completed Phase 1 of our exploration program of the Hot 1-4 Property, with samples taken from the Hot 1-4 Property currently at the laboratory for analysis. We have received the results of our samples from phase one and have been forwarded to our consulting geologist for review and interpretation. We anticipate having this completed during March 2008.

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

Our total expenditures over the next twelve months are anticipated to be approximately $32,000. Our cash on hand as of January 31, 2008 is $27,543. We do not have sufficient cash on hand to pay all the costs of Phase III of our proposed exploration program and to fund our operations for the next twelve months. We also require additional financing in order to proceed with any additional work beyond Phase II of our exploration program.

We presently do not have any arrangements for additional financing for exploration work beyond Phase II of our exploration program, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with exploration work beyond Phase II of our exploration program.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

	At January 31, 2008	At July 31, 2007
Current Assets	$27,543	$43,598
Current Liabilities	$ 3,661	$2,500
Working Capital (Deficit)	$23,882	$(41,098)

Cash Flows

Six Months Ended
January 31, 2008
Cash Flows from (used in) Operating Activities	$(17,216)
Cash Flows from (used in) Investing Activities
Cash Flows from (used in) Financing Activities	--
Net Increase (decrease) in Cash During Period	$(16,055)

The decline in our working capital surplus at January 31, 2008 from the period ended July 31, 2007 is reflective of the current state of our business development, primarily due to the increase in our professional fees paid in connection with preparing and filing our Registration Statement on Form SB-2 and the decrease in operating expenses associated with our continuing reporting obligations under the Securities and Exchange Act of 1934.

As of, January 31, 2008, we had cash on hand of $27,543 Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our auditors stated in their report to our audited financial statements for the year ended July 31, 2007, that there is substantial doubt that we will be able to continue as a going concern.

Future Financings

We have incurred a net loss of $37,618 for the period from May 19, 2006 (inception) to January 31, 2008 and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claims. We anticipate continuing to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any of additional sales of our equity securities or arrange for debt or other financing for to fund our planned business activities.

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

CRITICAL ACCOUNTING POLICIES

The financial statements presented with this Quarterly Report on Form 10-QSB have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at January 31, 2008 and for all periods presented in the attached financial statements, have been included. Interim results for the three month and three-month period ended January 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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

RISKS AND UNCERTAINTIES

We have yet to attain profitable operations and because we will need additional financing to fund our exploration activities, our accountants believe there is substantial doubt about our ability to continue as a going concern

We have incurred a net loss of $37,618 for the period from (inception) to January 31, 2008, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claims. These factors raise substantial doubt that we will be able to continue as a going concern.

If we do not obtain additional financing, our business will fail

Our current operating funds are sufficient to complete Phase 1, Phase 2, of the proposed exploration program; however, they will be insufficient to complete the full exploration of the mineral claims and begin mining efforts should the mineral claims prove commercially viable. Therefore, we will need to obtain additional financing in order to complete our full business plan. As of January 31, 2008, we had cash in the amount of $27,543. We currently do not have any operations and we have no income. Our plan of operation calls for significant expenses in connection with the exploration of our mineral claims. We require additional financing to complete and proceed past Phase II of our exploration program. We may also require additional financing if the costs of the exploration of our mineral claims are greater than anticipated. We may also require additional financing to sustain our business operations if we are not successful in earning revenues. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the market prices for the mineral property and metals. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

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

REPORTS ON FORM 8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended January 31, 2008. We have not filed any Current Reports on Form 8-K since January 31, 2008.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL WEST RESOURCES, INC.

March 17, 2008	By:	/s/ Pavle Zderic
PAVLE ZDERIC
Chief Executive Officer, Chief Financial Officer President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)