Form 10QSB
period 2008-04-30
Global West Resources Inc.
filed 2008-06-11
CIK 1410307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended April 30, 2008

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 30, 2008, the Issuer had 6,875,000 Shares of
Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ¨ No x

PART I - FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended April 30, 2008 are not necessarily indicative of the results that can be expected for the year ending July 31, 2008.

As used in this Quarterly Report, the terms "we", "us", "our", the “Company” and “Global” mean Global West Resources, Inc. and its subsidiaries unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

                                                                                  2

GLOBAL WEST RESOURCES, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEET
(Unaudited)

April 30, 2008

ASSETS

Current assets:
Cash	$ 24,528

Total Current Assets	24,528

TOTAL ASSETS	$ 24,528

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Accounts payable and accrued liabilities	$ 4,161

TOTAL CURRENT LIABILITIES	4,161

Commitments and contingencies

Stockholders' Equity:

Paid in capital	61,500
Deficit accumulated during the exploration stage	(41,133)
TOTAL STOCKHOLDER'S EQUITY	20,367

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 24,528

The accompanying notes are an integral part of these consolidated financial statements

GLOBAL WEST RESOURCES, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the three months ended April 30, 2008	For the Nine months ended April 30, 2008	For the Period from May 19, 2006 (inception) to April 30, 2008

Revenues	$ -	$ -	$ -

Operating expenses:
General and administrative expenses	$ 3,515	$ 12,231	$ 23,633

Net loss from operations	(3,515)	(12,231)	(23,633)

Other income (expenses)	-	-	-

Impairment loss on mineral property costs	-	(8,500)	(17,500)

Net loss for the period	$ (3,515)	$ (20,731)	$ (41,133)

Net loss per share (note 2):

GLOBAL WEST RESOURCES, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Nine Months ended April 30, 2008	For the Period from May 19, 2006 (Inception) to April 30, 2008

Cash flow from operating activities:
Net loss	$ (20,731)	$ (41,133)
Adjustments to reconcile net loss to net cash used in operting activities:
Impairment loss on mineral property costs	8,500	17,500
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	1,661	4,161
Net cash used in operating activities	(10,570)	(19,472)

Cash flows from investing activities:
Acquisition of mineral properties	8,500	(17,500)

Net cash used in investing activities	8,500	(17,500)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	4,000
Subscription received from investor	-	57,500

Net cash provided by financing activities	-	61,500

Increase in cash during the period	(19,070)	24,528
Cash, beginning of period	43,598	-

Cash, end of period	$ 27,543	$ 24,528

Supplemental disclosure of cash flow information:
Cash paid during the period
Taxes	$ -	$ -
Interest	$ -	$ -
The accompanying notes are an integral part of these financial statements

GLOBAL WEST RESOURCES, INC.

(An Exploration Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine Months ended April 30, 2008 and for the period from

May 19, 2006 (inception) to April 30, 2008

(Unaudited)

NOTE 1 - NATURE OF OPERATIONS

Global West Resources Inc. (the "Company") was incorporated in the State of Nevada on May 19, 2006 The Company was organized to explore mineral properties in Nevada.

These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of April 30, 2008, the Company had $24,528 in cash, working capital of

$ 20,367 shareholders equity of $20,367, and accumulated net losses of $41,133since inception. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, to develop commercially viable mining reserves, and ultimately to establish profitable operations.

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

While the information presented in the accompanying interim three months consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America.  These interim financial statements follow the same accounting policies and methods of their application as the Company’s July 31, 2008 annual consolidated financial statements.  All adjustments are of a normal recurring nature.  It is suggested that these interim financial statements be read in conjunction with the Company’s July 31, 2008 annual financial statements.

GLOBAL WEST RESOURCES, INC.

(An Exploration Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine Months ended April 30, 2008 and for the period from

May 19, 2006 (inception) to April 30, 2008

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

GLOBAL WEST RESOURCES, INC.

(An Exploration Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine Months ended April 30, 2008 and for the period from

May 19, 2006 (inception) to April 30, 2008

(Unaudited)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

cash flows estimated to be generated by its assets to their respective carrying amounts. If impairment is deemed to exist, the assets will be written down to fair value.

Start-up Expenses

The Company has adopted Statement of Position No. 98-5 ("SOP 98-5"), "Reporting the Costs of Start-up Activities," which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the period from inception on May 19, 2006 to April 30, 2008.

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

GLOBAL WEST RESOURCES, INC.

(An Exploration Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine Months ended April 30, 2008 and for the period from

May 19, 2006 (inception) to April 30, 2008

(Unaudited)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Loss Per Share

The Company computed basic and diluted loss per share amounts for April 30, 2008 pursuant to the Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Share.”  There are no potentially dilutive shares outstanding and, accordingly, dilutive per share amounts have not been presented in the accompanying statements of operations.

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

Comprehensive Loss

Statement of Financial Accounting Standards (SFAS) No.130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As of April 30, 2008 the Company has no items that represent comprehensive loss and therefore, has not included a schedule of comprehensive loss in financial statements.

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

GLOBAL WEST RESOURCES, INC.

(An Exploration Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine Months ended April 30, 2008 and for the period from

May 19, 2006 (inception) to April 30, 2008

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

GLOBAL WEST RESOURCES, INC.

(An Exploration Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine Months ended April 30, 2008 and for the period from

May 19, 2006 (inception) to April 30, 2008

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

GLOBAL WEST RESOURCES, INC.

(An Exploration Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine Months ended April 30, 2008 and for the period from

May 19, 2006 (inception) to April 30, 2008

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

Current State of Exploration

We have completed Phase 1 of our exploration program of the Hot 1-4 Property, with samples taken from the Hot 1-4 Property currently at the laboratory for analysis. We have received the results of our samples from phase one and have been forwarded to our consulting geologist for review and interpretation. Asof April 30, 2008 our consulting Geologist has recommended that we proceed with Phase II of our exploration program.

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

Our total expenditures over the next twelve months are anticipated to be approximately $32,000. Our cash on hand as of April 30, 2008 is $24,528. We do not have sufficient cash on hand to pay all the costs of Phase III of our proposed exploration program and to fund our operations for the next twelve months. We also require additional financing in order to proceed with any additional work beyond Phase II of our exploration program.

We presently do not have any arrangements for additional financing for exploration work beyond Phase II of our exploration program, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with exploration work beyond Phase II of our exploration program.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

	At April 30, 2008	At July 31, 2007
Current Assets	$24,528	$43,598
Current Liabilities	$ 4,161	$2,500
Working Capital (Deficit)	$20,367	$(41,098)

Cash Flows

Nine Months Ended
April 30, 2008
Cash Flows from (used in) Operating Activities	$(20,731)
Cash Flows from (used in) Investing Activities
Cash Flows from (used in) Financing Activities	--
Net Increase (decrease) in Cash During Period	$(19,070)

The decline in our working capital surplus at April 30, 2008 from the period ended July 31, 2007 is reflective of the current state of our business development, primarily due to the increase in our professional fees and exsploration costs paid in connection with preparing and filing our Registration Statement on Form SB-2 and the decrease in operating expenses associated with our continuing reporting obligations under the Securities and Exchange Act of 1934.

As of, April 30, 2008, we had cash on hand of $24,528 Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our auditors stated in their report to our audited financial statements for the year ended July 31, 2007, that there is substantial doubt that we will be able to continue as a going concern.

Future Financings

We have incurred a net loss of $41,133 for the period from May 19, 2006 (inception) to April 30, 2008 and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claims. We anticipate continuing to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any of additional sales of our equity securities or arrange for debt or other financing for to fund our planned business activities.

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

CRITICAL ACCOUNTING POLICIES

The financial statements presented with this Quarterly Report on Form 10-QSB have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at April 30, 2008 and for all periods presented in the attached financial statements, have been included. Interim results for the three month and nine-month period ended April 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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

RISKS AND UNCERTAINTIES

We have yet to attain profitable operations and because we will need additional financing to fund our exploration activities, our accountants believe there is substantial doubt about our ability to continue as a going concern

We have incurred a net loss of $37,618 for the period from (inception) to April 30, 2008, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claims. These factors raise substantial doubt that we will be able to continue as a going concern.

If we do not obtain additional financing, our business will fail

Our current operating funds are sufficient to complete Phase 1, Phase 2, of the proposed exploration program; however, they will be insufficient to complete the full exploration of the mineral claims and begin mining efforts should the mineral claims prove commercially viable. Therefore, we will need to obtain additional financing in order to complete our full business plan. As of April 30, 2008, we had cash in the amount of $24,528. We currently do not have any operations and we have no income. Our plan of operation calls for significant expenses in connection with the exploration of our mineral claims. We require additional financing to complete and proceed past Phase II of our exploration program. We may also require additional financing if the costs of the exploration of our mineral claims are greater than anticipated. We may also require additional financing to sustain our business operations if we are not successful in earning revenues. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the market prices for the mineral property and metals. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

Since this is an exploration project, we face a high risk of business failure due to our inability to predict the success of our business

We have just begun the initial stages of exploration of our mineral claims, and thus have no way to evaluate the likelihood that we will be able to operate the business successfully. We were incorporated on   , May 19, 2006 and, to date, have been involved primarily in the acquisition of the mineral claims, obtaining a summary geological report and completed Phase I of our exploration program.

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

REPORTS ON FORM 8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended April 30, 2008. We have not filed any Current Reports on Form 8-K since April 30, 2008.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL WEST RESOURCES, INC.

June 11, 2008	By:	/s/ Pavle Zderic
PAVLE ZDERIC
Chief Executive Officer, Chief Financial Officer President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)