Form 10-K
period 2008-07-31
Global West Resources Inc.
filed 2008-11-14
CIK 1410307

                              UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
                                                          Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] Annual Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year ended July 31, 2008

[   ] Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period from _______________ to _______________

                                                     COMMISSION FILE NUMBER 000-52996

GLOBAL WEST RESOURCES, INC.

 (Name of small business issuer in its charter)

NEVADA	Applied for
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
45 MILFORD AVE. TORONTO ON. M6M 2W1

(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number 416-916-0777

Securities registered under Section 12(b) of the Exchange Act:	NONE.
Securities registered under Section 12(g) of the Exchange Act:	6,875,000 Shares of Common Stock, $0.001 Par Value Per Share.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange
Act during the past 12 months (or for such shorter period that the registrant was required to file such
reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act). Yes [X] No

State issuer’s revenues for its most recent fiscal year. $NIL

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and
asked price of such common equity, as of a specified date within the past 60 days.                                                               (See definition of affiliate in Rule 12b-2 of the Exchange Act.):

$137,500 based on the last sale price of $0.02 per share

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 6,875,000 common shares issued and outstanding

Transitional Small Business Disclosure Format (check one): Yes [   ]   No [X]

TABLE OF CONTENTS

PART I
ITEM 1.	BUSINESS
ITEM 1A.	RISK FACTORS
ITEM 2.	PROPERTIES
ITEM 3.	LEGAL PROCEEDINGS
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
ITEM 6.	SELECTED FINANCIAL DATA
ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9A.	CONTROLS AND PROCEDURES
ITEM 9B.	OTHER INFORMATION
PART III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
ITEM 11.	EXECUTIVE COMPENSATION
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
ITEM 15.	EXHIBITS
SIGNATURES

                                                         PART I

Certain statements contained in this Annual Report on Form 10-K constitute “forward-looking statements.” These statements, identified by words such as “plan,” “anticipate,” “believe,” “estimate,” “should,” “expect,” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption “Management’s Discussion and Analysis or Plan of Operation” and elsewhere in this Annual Report. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K.

As used in this Annual Report, the terms “we,” “us,” “our,” “Global” and the “Company” mean Global West Resources, Inc., unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars, unless otherwise indicated.

ITEM 1.    DESCRIPTION OF BUSINESS.

CORPORATE BACKGROUND

We were incorporated on, May 19, 2006 under the laws of the State of Nevada. We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We currently own a 100% undivided interest in a mineral property located in the State of Nevada that we call the Hot 1-4 Property.

We have completed Phase I of our exploration program on the Hot 1-4, which included Prospecting, trenching and sampling over known mineralized zones. Our Consulting Geologist has recommended that we proceed to Phase II of our exploration program based on the results of Phase I

Compliance with Government Regulations

Additionally, if we decide to continue with the acquisition and exploration of mineral properties in the State of Nevada we will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in the State of Nevada. The main agency that governs the exploration of minerals in the State of Nevada is the Nevada Bureau of Mines.

All mineral exploration activities carried out on a mineral claim or mining lease in Nevada must be done in compliance with the Nevada Bureau of Mines. This applies to all mines during exploration, development, construction, production, closure, reclamation and abandonment. It outlines the powers of the Chief Inspector of Mines, to inspect mines, the procedures for obtaining permits to commence work in, on or about a mine and other procedures to be observed at a mine. Additionally, the provisions of the Health, Safety and Reclamation Code for mines in Nevada contain standards for employment, occupational health and safety, accident investigation, work place conditions, protective equipment, training programs, and site supervision. Also, the Mineral Exploration Code contains standards for exploration activities including construction and maintenance, site preparation, drilling, trenching and work in and about a water body.

Additional approvals and authorizations may be required from other government agencies, depending upon the nature and scope of the proposed exploration program. If the exploration activities require the falling of timber, then either a free use permit or a license to cut must be issued by the state. Items such as waste approvals may be required from the State if the proposed exploration activities are significantly large enough to warrant them. Waste approvals refer to the disposal of rock materials removed from the earth which must be reclaimed. An environmental impact statement may be required.

In addition, we will also have to sustain the cost of reclamation and environmental remediation for all exploration work undertaken. Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Other potential pollution or damage must be cleaned-up and renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing the land back to its natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the recommended work program. Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on earnings, our competitive position or on us in the event a potentially economic deposit is discovered.

If we anticipate disturbing ground during our mineral exploration activities, we may be required to make an application to the State for a permit. We do not anticipate any difficulties in obtaining a permit, if needed. Initial exploration activities (grid establishment, geological mapping, soil sampling, geophysical surveys) do not involve ground disturbance and as a result do not, at this time, require a work permit. Any follow-up trenching and/or drilling will require permits, applications for which will be submitted well in advance of the planned work.

If we enter the production phase, of which there is no assurance, the cost of complying with permit and regulatory environment laws will be greater because the impact on the project area is greater. Permits and regulations will control all aspects of the production program if the project continues to that stage. The regulatory requirements that we will have to meet will likely include:

(i)	Ensuring that any water discharge meets drinking water standards;
(ii)	Dust generation will have to be minimal or otherwise re-mediated;
(iii)	Dumping of material on the surface will have to be re-contoured and re-vegetated with natural vegetation;
(iv)	All material to be left on the surface will need to be environmentally benign;
(v)	Ground water will have to be monitored for any potential contaminants;

(vi)	The socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be re-mediated; and
(vii)	There will have to be an impact report of the work on the local fauna and flora including a study of potentially endangered species.

Competition

We are an exploration stage company. We compete with other mineral resource exploration and development companies for financing and for the acquisition of new mineral properties. Many of the mineral resource exploration and development companies with whom we compete have greater financial and technical resources than us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford greater geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could adversely impact on our ability to finance further exploration and to achieve the financing necessary for us to develop our mineral properties.

Employees

We have no employees other than our executive officers and directors as of the date of this Annual Report on Form 10-K. We conduct our business largely through agreements with consultants and arms length persons.

Research and Development Expenditures

We have not incurred any research expenditures since our incorporation.

Patents and Trademarks

We do not own, either legally or beneficially, any patent or trademark.

ITEM 1A.  RISKS AND UNCERTAINTIES

If we do not obtain additional financing, our business plan will fail.

Our current operating funds are estimated to be sufficient to complete the first and second phase of exploration on our mining claim. However, we will need to obtain additional financing in order to complete our business plan. Our business plan calls for significant expenses in connection with the exploration of our mining claim. We have not made arrangements to secure any additional financing.

Because our President, Secretary, Treasurer and director, Pavle Zderic, owns    58.18 % of our outstanding common stock, investors may find that corporate decisions controlled by Mr. Zderic are inconsistent with the interests of other stockholders.

Pavle Zderic, our President, and Secretary and Treasurer controls 58.18% of issued and outstanding shares of our common stock. Accordingly, in accordance with our Articles of Incorporation and Bylaws, Mr. Zderic is able to control who is elected to our board of directors and thus could act, or could have the power to act, as our management. Since Mr. Zderic is not simply a passive investor but is also one of our active executives, his interests as an executive may, at times, be adverse to those of passive investors. Where those conflicts exist, our shareholders will be dependent upon Mr. Zderic exercising, in a manner fair to all of our shareholders, his fiduciary duties as an officer or as a member of our board of directors. Also, due to his stock ownership position, Mr. Zderic will have: (i) the ability to control the outcome of most corporate actions requiring stockholder approval, including amendments to our Articles of Incorporation; (ii) the ability to control corporate combinations or similar transactions that might benefit minority stockholders which may be rejected by Mr. Zderic to their detriment, and (iii) control over transactions between him and Global West.

We may conduct further offerings in the future in which case investors’ shareholdings will be diluted.

Since our inception, we have relied on equity sales of our common stock to fund our operations. We may conduct additional equity offerings in the future to finance any future business projects that we decide to undertake. If common stock is issued in return for additional funds, the price per share could be lower than that paid by our current stockholders. We anticipate continuing to rely on equity sales of our common stock in order to fund our business operations. If we issue additional stock, investors’ percentage interest in us will be diluted. The result of this could reduce the value of their stock.

Because of the speculative nature of mineral exploration, there is substantial risk that no commercially viable mineral deposits will be found.

Exploration for commercially viable mineral deposits is a speculative venture involving substantial risk. We cannot provide investors with assurance that our mining claim contains commercially viable mineral deposits. The exploration program that we will conduct on our claim may not result in the discovery of commercial viable mineral deposits. Problems such as unusual and unexpected rock formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts

.In such a case, we may be unable to complete our business plan and you could lose your entire investment in this offering.

Because of the inherent dangers involved in mineral exploration, there is a risk that we may incur liability or damages as we conduct our business.

The search for minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. We currently have no such insurance nor do we expect to get such insurance for the foreseeable future. If a hazard were to occur, the costs of rectifying the hazard may exceed our asset value and cause us to liquidate all of our assets resulting in the loss of your entire investment in this offering.

Because our stock is a penny stock, stockholders will be more limited in their ability to sell their stock.

The shares of our common stock constitute “penny stocks” under the Exchange Act. The shares will remain classified as a penny stock for the foreseeable future. The classification as a penny stock makes it more difficult for a broker/dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his or her investment. Any broker/dealer engaged by the purchaser for the purpose of selling his or her shares will be subject to rules 15g-1 through 15g-10 of the Exchange Act. Rather than having to comply with these rules, some broker-dealers will refuse to attempt to sell a penny stock.

The "penny stock" rules adopted by the SEC under the Exchange Act subjects the sale of the shares of our common stock to certain regulations which impose sales practice requirements on broker/dealers. For example, brokers/dealers selling such securities must, prior to effecting the transaction, provide their customers with a document that discloses the risks of investing in such securities.

Legal remedies, which may be available to an investor in "penny stocks,” are as follows:

(a)

if "penny stock" is sold to an investor in violation of his or her rights listed above, or other federal or states securities laws, the investor may be able to cancel his or her purchase and get his or her money back.

(b)	if the stocks are sold in a fraudulent manner, the investor may be able to sue the persons and firms that caused the fraud for damages.
(c)	if the investor has signed an arbitration agreement, however, he or she may have to pursue his or her claim through arbitration.

If the person purchasing the securities is someone other than an accredited investor or an established customer of the broker/dealer, the broker/dealer must also approve the potential customer's account by obtaining information concerning the customer's financial situation, investment experience and investment objectives. The broker/dealer must also make a determination whether the transaction is suitable for the customer and whether the customer has sufficient knowledge and experience in financial matters to be reasonably expected to be capable of evaluating the risk of transactions in such securities. Accordingly, the SEC's rules may limit the number of potential purchasers of the shares of our common stock.

ITEM 2.                    DESCRIPTION OF PROPERTY.

We rent office spaces from our President and chief executive officer and director, Pavle Zderic This office space consists of approximately 200 square feet, and Mr. Zderic supplies this office space to us at no cost to the Company.

We currently do not own any physical property or own any real property.

THE HOT 1-4 PROPERTY

We acquired a 100% interest in the Hot 1-4 mining claim from Western Minerals Inc. for the sum of $4,000.                                                                                    .

Description of Hot 1-4 Property

The Hot 1-4 Property is recorded with the State of Nevada as follows:

Name of Mineral Claim	Area in Acres	Claim Number	Expiry Date
Hot 1-4	80	T5S-R41E.	September 1, 2008

Location

The Hot 1-4 Property mining claims are located in the Palmetto Mountains Area, Esmeralda County, Nevada and are motor vehicle accessible from the Town of Goldfield, Nevada by traveling 15 miles south along US Highway 95 to the NV Highway 166 cut-off. Turn right and head west for 15 miles on Hwy 166 to a good dirt road on the right. Head west for 2.5 miles to a little used dirt road on the left and head west for 0.4 of a mile to the Hot 1-4 mineral claims.

 The claims are centered on latitude 37° 28.400'N and longitude 117° 24.362' W  Active roads may provide excellent access, however we have not confirmed the conditions of road access to the claims themselves.

Climate

The area experiences about 4" - 8" of precipitation annually of which about 20% may occur as a snow equivalent. This amount of precipitation suggests a climatic classification of arid to semi-arid. The summers can experience hot weather, middle 60's to 70's F° average with high spells of 100+F° while the winters are generally more severe than the dry belt to the west and can last from December through February. Temperatures experienced during mid-winter average, for the month of January, from the high 20's to the low 40's F° with low spells down to -20 F°.

Infrastructure

Currently there is no plant or equipment located on the Hot 1-4 Property. Sources of water would be available from valley wells, which should provide sufficient water for all phases of the exploration plan that may be undertaken. There are no electrical facilities currently built on the property. Diesel-electrical power will be required in the initial stages of development.

History

The following history is summarized from the report prepared by our consulting geologist, dated May 25, 2007, concerning our mining claims which are situated in the Palmetto Mountains Area, Esmeralda County, Nevada. The recorded mining history of the general area dates from the 1860's when prospectors passed through heading north and west. The many significant lode gold, silver and other mineral product deposits developed in the area was that of the Goldfield Camp, 1905; Coaldale, coal field, 1913; Divide Silver Mining District, 1921 and the Candalaria silver-gold mine which operated as an underground lode gold deposit in 1922 and again in the 1990's as an open cut, cyanide heap leach operation.

The mineral claims lie within a local area seen to contain gold and silver prospects. Although the our consulting geologist is unaware of any such mineral occurrences actually known to occur on the mineral claims it is thought to be a good area in which to conduct a mineral exploration program.

Property Geology

The regional geology of Nevada is depicted as being underlain by all types of rock units. These appear to range from oldest to youngest in an east to west direction, respectively. Many of the oldest units are found to occur in the southeast corner of the State along the Colorado River. The bedrock units exhibit a north-south fabric of alternating east-west ranges and valleys. This feature may suggest E-W compression that may have expression as low angle thrust faults. Various types of faulting is recognized in many areas of Nevada and it often plays a larger part in the emplacement of mineral occurrences and ore bodies. The deposit types that are found occurring in the regional area and the more localized areas vary considerably. Silver and gold quartz veins predominate at Tonopah. Some of the most productive veins represent the silicification and replacement of sheeted zones of trachyte that was originally marked by close-set parallel fractures, but not faulting. The two hosts of mineralized quartz veins are 1) older pre-Tertiary volcanic rocks, i.e. Silver Peak (Mineral Ridge area), Weepah and Hornsilver or 2) Tertiary rhyolite host rocks that occur at Tonopah and other younger volcanic rocks, i.e. Goldfield and Divide. Base metal deposits are more commonly of interest now than in the past and many prospects occur in the general area. The industrial mineral barite that is observed to occur either in vein or bedded types have been recognized in the general area.

The precious metal deposit types that historically predominate in the general area are as gold or silver vein-type of occurrences.

Current Exploration

We have completed Phase 1 of our exploration program of the Hot 1-4 Property, with samples taken from the Hot 1-4 Property currently at the laboratory for analysis. We have received the results of our samples from phase one and have been forwarded to our consulting geologist for review and interpretation. As of April 30, 2008 our consulting Geologist has recommended that we proceed with Phase II of our exploration program.

Phase One Exploration Items	Cost Estimate $
Detailed prospecting, mapping and soil geochemistry. The program is expected to take four weeks to complete including the turn around time on sample analyses. The estimated cost for this program is all inclusive	8,500
Total	8,500
Phase Two Exploration Items	Cost Estimate $
Magnetometer and VLF electromagnetic, grid controlled surveys over the areas of interest determined by the Phase 1 survey. The program is expected to take two weeks to complete. The estimated cost includes transportation, travel, accommodation, board, grid installation, two geophysical surveys, maps and report	8,500
Total	8,500
Phase Three Exploration Items	Cost Estimate $
Induced polarization survey over grid controlled anomalous areas of interest outlined by Phase 1&2 programs. Hoe or bulldozer trenching, mapping and sampling of bedrock anomalies. Includes assays, maps and reports	40,000
Total	57,000

The third phase would consist of trenching and sampling in areas of exposed mineralization. Geological mapping involves plotting previous exploration data relating to a property on a map in order to determine the best property locations to conduct subsequent exploration work. We anticipate commencing the third phase of exploration in the summer of 2009 and the program will take approximately 15 days to complete.

Phase I of our exploration program was completed in October of 2007. We received the Phase I report from Mr. McLeod on April 30, 2008. According to the report, samples that were taken from the property as part of the Phase I work indicated potential areas of significant mineralization on the Hot 1-4 Property. In his Phase I report, McLeod recommended that we proceed with Phase II of our exploration program.

ITEM 3.                    LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

General

Our authorized capital stock consists of 60,000,000 shares of common stock, with a par value of $0.001 per share, as of, November 13, 2008; there were 6,875,000 shares of our common stock issued and outstanding.

Market Information

Our shares of common stock  have commenced trading on the OTC Bulletin Board under the symbol “GWRC” Although our shares became eligible for quotation on the OTC Bulletin Board on , the high and low bid information for our common stock for the year ended July 31, 2008 was not available from the OTC Bulletin Board.

QUARTER	HIGH ($)	LOW ($)
1st Quarter 2008	$0	$0
2nd Quarter 2008	$0	$0
3rd Quarter 2008	$0	$0

Quotations provided by the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions

Dividends

We have not declared any dividends on our common stock since our inception. There are no dividend restrictions that limit our ability to pay dividends on our common stock in our Articles of Incorporation or Bylaws. Our governing statute, Chapter 78 – “Private Corporations” of the Nevada Revised Statutes (the “NRS”), does provide limitations on our ability to declare dividends. Section 78.288 of Chapter 78 of the NRS prohibits us from declaring dividends where, after giving effect to the distribution of the dividend:

(a)	we would not be able to pay our debts as they become due in the usual course of business; or

(b)

our total assets would be less than the sum of our total liabilities plus the amount that would be needed, if we were to be dissolved at the time of distribution, to satisfy the preferential rights upon dissolution of stockholders who may have preferential rights and whose preferential rights are superior to those receiving the distribution (except as otherwise specifically allowed by our Articles of Incorporation).

Recent Sales of Unregistered Securities

There have been no recent issuances of unregistered securities.

ITEM 6 SELECTED FINANCIAL DATA

Statement of Operations Information:

	Year Ended July 31, 2008	Year Ended July 31, 2007
Revenues	$0	$0
Gross profit	0	0
Total Operating Expenses	24,070	20,402
Net income (loss)	24,070	20,402
Income (loss) per share (basic and diluted)	(0.01)	(0.01
Weighted average shares of common stock outstanding (basic and diluted)

Balance Sheet Information:

	July 31, 2008	July 31, 2007
Working capital	$17,028	41,098
Total assets	17,028	41,098
Total liabilities	-	-
Accumulated Deficit	44,472	20,402
Stockholders’ equity (deficit)	17,028	41,098

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATION

Based on the recommendations of our consulting geologist, we have decided to continue our exploration program on the Hot 1-4 Property. However, as at July 31, 2008, we had $24,528 cash on hand, of and an accumulated deficit of $44,472 As such, we will require substantial additional financing in the near future in order to meet our current obligations and to continue our operations. Currently, we do not have any financing arrangements in place and there are no assurances that we will be able to obtain sufficient financing on terms acceptable to us, if at all.

Due to the lack of our operating history and our present inability to generate revenues, our auditors have stated in their audit report included in our audited financial statements for the year ended July 31, 2008 that there currently exists substantial doubt about our ability to continue as a going concern.

RESULTS OF OPERATIONS

Summary of Year End Results
	Year Ended July 31, 2008

	2008	2007
Revenue	$--	$--
Expenses	(24,070)	(20,402)
Net Comprehensive Loss	$(24,070)	$(20,402)

Revenues

We have not earned any revenues to date and we do not anticipate earning any revenues in the near future. We are an exploration stage company and presently are seeking other business opportunities.

The increases in expenses are primarily a result of the increase in consulting,  accounting and legal fees and costs associated with our mineral exploration activities. The additional accounting and legal fees for the year ended July 31, 2008 relate primarily to the preparing and filing of our quarterly reports and this annual report with the Securities and Exchange Commission.

LIQUIDITY AND FINANCIAL CONDITION

Working Capital
	At July 31, 2008	At July 31, 2007
Current Assets	$ 24,528	$43,598
Current Liabilities	(7,500)	(2,500)
Working Capital (Deficit)	$17,028	$(41,098)

Cash Flows
	Year Ended	From inception (May 19, 2006) to
	July 31, 2008	July 31, 2007,
Cash Flows used in Operating Activities	$(24,070)	$(44,472)
Cash Flows used in Investing Activities	8,500	(17,500)
Cash Flows provided by Financing Activities
Net (Decrease) Increase in Cash During Period	$19,070	$24,528

As of July 31, 2008, we had cash on hand of $24,528.  Since our inception, our sole sources of financing have been sales of our common stock. We have not attained profitable operations and our ability to pursue any future plan of operation is dependent upon our ability to obtain financing. For these reasons, our auditors stated in their report to our audited financial statements for the period ended July 31, 2008 that there is substantial doubt that we will be able to continue as a going concern.

We anticipate continuing to rely on sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will be able to complete any additional sales of our equity securities or that we will be able arrange for other financing to fund our planned business activities.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

CRITICAL ACCOUNTING POLICIES

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in the notes to the audited financial statements included in this Annual Report.

Foreign Currency Translation

We use the United States of America dollar as our reporting currency for consistency with the registrants of the SEC and in accordance with FAS No. 52.

Assets and liabilities denominated in a foreign currency at period-end are translated at the exchange rate in effect at the period-end and capital accounts are translated at historical rates. Income statement accounts are translated at the average rates of exchange prevailing during the period. Any gains or losses arising as a result of such translations are not included in operations, but are reported as a separate component of equity as foreign currency translation adjustments, if applicable.

Transactions undertaken in currencies other than the functional currency are translated using the exchange rate in effect as of the transaction date. Any exchange gains or losses are included in other income or expenses on the statement of operations, if applicable.

Mineral Property Costs

Mineral property exploration costs are expensed as incurred.  Mineral property acquisition costs are initially capitalized when incurred using the guidance in the Emerging Issues Task Force (EITF) 04-02, Whether Mineral Rights are Tangible or Intangible Assets.  The Company assesses the carrying costs for impairment under Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for Impairment or Disposal of Long Lived Assets, at each fiscal quarter end.  An impairment is recognized when the sum of the expected undiscounted future cash flows is less than the carrying amount of the mineral property.  Impairment losses, if any, are measured as the excess of the carrying amount of the mineral property over its estimated fair value.

When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized.  Such costs will be amortized using the units-of-production method over the estimated life of the proven and probable reserves.  If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 We do not hold any derivative instruments and do not engage in any hedging activities. Because most of our purchases and sales will made in Canadian dollars, any exchange rate change affecting the value of the in Canadian dollar relative to the U.S. dollar could have an effect on our financial results as reported in U.S. dollars. If the in Canadian dollar were to depreciate against the U.S. dollar, amounts reported in U.S. dollars would be correspondingly reduced. If the in Canadian dollar were to appreciate against the U.S. dollar, amounts reported in U.S. dollars would be correspondingly increased.

ITEM 8.                    FINANCIAL STATEMENTS.

Index to Financial Statements:

Audited financial statements as of July 31, 2008, including:

1.	Reports of Independent Registered Public Accounting Firm;*
2.	Balance Sheets as of July 31, 2008
3.	Statements of Operations for the years ended July 31, 2008 and 2007 and for the period from inception on December 20, 2006, to July 31, 2008;
4.	Statements of Cash Flows for the years ended July 31, 2008 and 2007 and for the period from inception on December 20, 2006 to July 31, 2008;
5.	Statement of Stockholders’ Equity (Deficiency) for the period from inception on December 20, 2006 through July 31, 2008; and
6.	Notes to Financial Statements.

Report of Independent Registered Public Accounting Firm

To The Shareholders and Board of Directors

of Global West Resources, Inc.

     We have audited the accompanying balance sheet of Global West Resources, Inc. (an Exploration Stage Company) as of July 31, 2008 and the related statement of operations, changes in stockholders’ equity and cash flows for the period from, 2006 (inception) through July 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global West Resources, Inc. as of July 31, 2007, and the results of its operations and its cash flows for the period from May 19, 2006 (inception) through July 31, 2008 in conformity with accounting principles generally accepted in the United States.

     The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern.  As more fully described in Note 1, the Company’s need to seek new sources or methods of financing or revenue to pursue its business strategy, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans as to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Jewett, Schwartz, Wolfe & Associates

/s/Jewett, Schwartz, Wolfe & Associates

Hollywood, Florida

October 29, 2008

GLOBAL WEST RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

	July 31,	July 31,
	2008	2007

ASSETS

Current assets:

Cash	$ 24,528	$ 43,598

Total assets	$ 24,528	$ 43,598

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Accounts payable and accrued liabilities	$ 7,500	$ 2,500

Total liabilities	7,500	2,500

Commitments and contingencies

Stockholders' equity:

Paid in capital	61,500	61,500
Deficit accumulated during the exploration stage	(44,472)	(20,402)

Total stockholders' equity	17,028	41,098

Total liabilities and stockholders' equity	$ 24,528	$ 43,598

F3

GLOBAL WEST RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF OPERATIONS

	For the	Years	From May 19, 2006
	2008	2007	(Inception) to July 31, 2008

Operating expenses:

General and administrative	$ 15,570	$ 11,402	$ 26,972
Impairment loss on mineral property costs	$ 8,500	$ 9,000	$ 17,500

Total operating expenses	24,070	20,402	44,472

Net loss from operations	(24,070)	(20,402)	(44,472)

Net loss for the period	$ (24,070)	$ (20,402)	$ (44,472)

Net loss per share (note 2):	$ 0.01	$ 0.01	$ 0.01

F4

GLOBAL WEST RESOURCES, INC
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDER'S EQUITY
FOR THE PERIOD FROM MAY 19, 2006 (INCEPTION) TO JULY 31, 2008

				Deficit
	Common Stock			Accumulated
			Additional	During the
	Number of		Paid-in	Exploration
	Shares	Par value	Capital	Stage	Total

Balance at May 19, 2006 (Inception)	-	$ -	$ -	$ -	$ -

Shares issued at $0.001	4,000,000	4,000	-	-	4,000
Shares subscribed at $0.02	2,875,000	5,750	57,500		57,500

Net loss for the period	-	-	-	(20,402)	(20,402)

Balance at July 31, 2007	4,000,000	$ 9,750,	$ 57,500	$ (20,402)	$ 41,098

Net loss for the period	-	-	-	(24,070)	(24,070)

Balance at July 31, 2008	6,875,000	$ 9,750	$ 57,500	$ (44,472)	$ 17,028

F5

GLOBAL WEST RESOURCES, INC
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CASH FLOWS

	For the year ended	For the year ended
	2008	2007	From May 19, 2006
			(Inception) to July 31, 2008

Cash flow from operating activities:
Net loss	$ (24,070)	$ (20,402)	$ (44,472)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss on mineral property costs	8,500	9,000	$ 17,500
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	5,000	2,500	$ 7,500

Net cash used in operating activities	(10,570)	(8,902)	(19,472)

Cash flows from investing activities:
Acquisition of mineral properties	(8,500)	(9,000)	(17,500)

Net cash used in investing activities	(8,500)	(9,000)	(17,500)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	4,000	4,000
Subscription received from investor	-	57,500	57,500

Net cash provided by financing activities	-	61,500	61,500

Increase in cash during the period	(19,070)	43,598	24,528

Cash, beginning of period	43,598	-	-

Cash, end of period	$ 24,528	$ 43,598	$ 24,528

Supplemental disclosure of cash flow information:
Cash paid during the period
Taxes	$ -	$ -	$ -
Interest	$ -	$ -	$ -

F6

                                        GLOBAL WEST RESOURCES, INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2008

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

NOTE 2 – GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of July 31, 2008, the Company had $24,528 in cash, working capital of

$17,028, shareholders equity of $17,028, and accumulated net losses of $44,472 since inception. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, to develop commercially viable mining reserves, and ultimately to establish profitable operations.

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

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Global West Resources, Ltd. a Company incorporated under the Company Act of Ontario on, 2007.  All inter-company transactions have been eliminated.

F7

                                         GLOBAL WEST RESOURCES, INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2008

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity or remaining maturity at the date of purchase of three months or less to be cash equivalents.

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

Start-up Expenses

The Company has adopted Statement of Position No. 98-5 ("SOP 98-5"), "Reporting the Costs of Start-up Activities," which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the period from inception on May 19, 2006 to July 31, 2008.

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

F8

                                                 GLOBAL WEST RESOURCES, INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2008

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

Loss Per Share

The Company computed basic and diluted loss per share amounts for July 31, 2008 pursuant to the Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Share.”  There are no potentially dilutive shares outstanding and, accordingly, dilutive per share amounts have not been presented in the accompanying statements of operations.

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

Comprehensive Loss

Statement of Financial Accounting Standards (SFAS) No.130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As of July 31, 2008 the Company has no items that represent comprehensive loss and therefore, has not included a schedule of comprehensive loss in financial statements.

F9

                                                  GLOBAL WEST RESOURCES, INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2008

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

F10

                                          GLOBAL WEST RESOURCES, INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2008

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each on a company's balance sheet and statement of operations and the related financial statement disclosures. Early application of the guidance in SAB 108 is encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006, and was adopted by the Company in the first quarter of fiscal year 2007. The Company does not expect the adoption of SAB 108 to have a material impact on its consolidated results of operations and financial condition.

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

F11

                                          GLOBAL WEST RESOURCES, INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2008

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

NOTE 3 – MINERAL LEASES AND CLAIMS

On May 25, 2007 the Company acquired a 100% interest in numerous claims known as the Hot 1-4, located in the State of Nevada. The claims were purchased for $4,000 cash and accompanying the property purchase was a geological report which the Company purchased it for $5,000 cash. To date the company has completed its Phase 1 exploration program at a total cost of $17,500.  The Company has determined that the carrying amount of the mineral claims were in excess of its estimated fair value and recognized an impairment loss on mineral claims costs of $17,500 since the Company’s inception.

NOTE 4 –SUBSCRIPTIONS

The Company has received share subscriptions from a total of 41 individuals since inception and through July 31, 2008.  The total share subscriptions amounted to $57,500.

F12

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There has been no changes in, or disagreements with our principal independent accountants.

We have engaged Jewett Schwartz Wolfe and Associates as our independent auditors since July 2007.

During the years ended July 31, 2008 and 2007 and subsequent to July 31, 2008 through to the date hereof, neither we, nor anyone on our behalf, has consulted with Madsen & Associates CPA’s, Inc. regarding the application of accounting principles to a specified transaction, whether completed or proposed, or the type of audit opinion that might be rendered on our financial statements, nor has Jewett Schwartz Wolfe and Associates. provided to us a written report or oral advice regarding such principles or audit opinion or any matter that was the subject of a disagreement or any reportable events as set for in Item 304(a)(3) of Regulation SB.

ITEM 9A.                 CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that these disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the year ended July 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.                 OTHER INFORMATION.

We have not filed items on Form 8K

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our sole executive officer and director and his age and titles are as follows:

Name	Age	Position
Pavle Zderic	31	President, Secretary, Treasurer and Director

Set forth below is a brief description of the background and business experience of our officer and director:

Mr. Pavle Zderic: Mr. Zderic became our President, Secretary and Treasurer on May 19, 2006..   Mr. Zderic has been employed for the last seven years as manger and a partner in Royal 2000 Motorsports  a recreational vehicle dealership specializing in Snow mobiles, motorcycles, quads and boats as well as other vehicles. Mr. Zderic’s duties involve managing the day to day operations of the dealership.

Given that Mr. Zderic has no previous experience in mineral exploration or operating a mining and exploration company. Mr. Zderic also lacks any accounting or financial credentials, he intends to perform his job for us by engaging consultants who have experience in the areas where he is lacking. Mr. Zderic is also studying information about our industry to familiarize himself with our business.

TERM OF OFFICE

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our Bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

SIGNIFICANT EMPLOYEES

We have no significant employees other than our sole officer and director.

AUDIT COMMITTEE

We are not a listed issuer and as such our Board of Directors is not required to maintain a separately-designated standing audit committee. As a result, our entire Board of Directors acts as our audit committee. Our sole director does not meet the definition of an “audit committee financial expert.” We believe that the cost related to appointing a financial expert to our Board of Directors at this time is prohibitive.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulation to furnish us with copies of all forms they file pursuant to Section 16(a). Based on our review of the copies of such forms received by us, other than as described below, no other reports were required for those persons. We believe that, during the year ended July 31, 2008, all Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

ITEM 11.   EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth total compensation paid to or earned by our named executive officers, as that term is defined in Item 402(a)(2) of Regulation S-B during the fiscal year ended July 31, 2008:

SUMMARY COMPENSATION TABLE
Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Nonqualifie d Deferred Compen- sation Earnings ($)	All Other Compen -sation ($)	Total ($)
Pavle Zderic(1) President, Secretary, Treasurer & Director	2007 2008	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

As at our year ended July 31, 2008, we did not have any outstanding equity awards and have not had any since our inception.

EMPLOYMENT CONTRACTS

We have no employment contracts, termination of employment or change-in-control arrangements with any of our executive officers or directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLANS

We have no equity compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of August 15, 2008 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, (iii) each of our named executive officers; and (iv) officers and directors as a group. Unless otherwise indicated, the shareholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock(1)
DIRECTORS AND EXECUTIVE OFFICERS
Common Stock	Pavle Zderic Secretary, Treasurer and Director	4,000,000 Direct	58.18%
Common Stock	All Directors and Executive Officers as a Group (1 person)	4,000,000	58.18%

5% STOCKHOLDERS

Common Stock	Pavle Zderic Secretary, Treasurer and Director	4,000,000 Direct	58.18%

|

Notes:
(1)

Based on 6,875,000 shares of our common stock issued and outstanding as of November 13, 2008, Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on November 13, 2008.

CHANGE IN CONTROL

We are not aware of any arrangement that might result in a change in control in the future.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as described below, none of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, other than noted in this section:

(i)	Any of our directors or officers;
(ii)	Any person proposed as a nominee for election as a director;
(iii)	Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
(iv)	Any of our promoters; and
(v)	Any relative or spouse of any of the foregoing persons who has the same house as such person.

On May 31, 2007, we issued 4000,000 total shares of common stock who is our sole executive officer and sole director, Pavle Zderic , at a price of $0.001 per share. The shares were issued pursuant to Section 4(2) of the Securities Act and are restricted shares as defined in the Securities Act.

Director Independence

Quotations for our common stock are entered on the OTC Bulletin Board inter-dealer quotation system, which does not have director independence requirements. For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a)(15). Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation.

ITEM 14.         PRINCIPAL AND ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the two most recently completed fiscal years ended July 31, 2008 and 2007 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended July 31, 2008	Year Ended July 31, 2007
Audit Fees	$15,000	$7500
Audit Related Fees	800	200
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$15,800	$7,700

                                                                       21

ITEM 15.                    EXHIBITS.

Exhibit
Number	Description of Exhibits

3.1	Articles of Incorporation.(1)

3.2	Bylaws,.(1)

4.1	Form of Subscription.(1)

Exhibit
Number	Description of Exhibits

14.1	Code of Ethics. (1)

31.1	Certification of Principal Executive Officer and Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on September 17, 2007, as amended.

                                                                        22

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL WEST RESOURCES, INC.

Date:	November 13, 2008	By:	/s/ Pavle Zderic

President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)

GLOBAL WEST RESOURCES, INC.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	November 13 , 2008	By:	/s/ Pavle Zderic

President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)
Director