Form 10-Q
period 2009-01-31
Global West Resources Inc.
filed 2009-03-16
CIK 1410307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the quarterly period ended January 31, 2008

☐ Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the transition period ________ to ________

COMMISSION FILE NUMBER 000-52996

GLOBAL WEST RESOURCES, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	26-4238285
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)

601 Union Street, Suite 4500, Seattle, WA 980101
(206) 262-9545
(Address of principal executive offices)

45 Milford Ave., Toronto, ON. M6M 2W1
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant  (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)	Yes	[X]	No	(2)	Yes	[X]	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filed, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X]  No [ ]
ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Not applicable
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of January 31, 2009, the Issuer had 6,875,000 Shares of
Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.                        FINANCIAL STATEMENTS.

The unaudited consolidated financial statements of Global West Resources, Inc. (“we,” “us,” “our,” “the Company” and “GWRC”) as of the three months ended January 31, 2009 are attached hereto. Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

It is the opinion of management that the interim consolidated financial statements for the three months ended January 31, 2009 include all adjustments necessary in order to ensure that the consolidated financial statements are not misleading. These statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. Except where noted, these interim consolidated financial statements follow the same accounting policies and methods of their application as the Company’s July 31, 2008 audited annual consolidated financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim consolidated financial statements be read in conjunction with the Company’s July 31, 2008 audited annual consolidated financial statements.

Operating results for the six months ended January 31, 2009 are not necessarily indicative of the results that can be expected for the year ending July 31, 2009.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS
GLOBAL WEST RESOURCES, INC. AND SUBSIDIARY
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	January 31, 2009	July 31, 2008

ASSETS
Current assets:
Cash	$—	$24,528
Total current assets	—	24,528
Total assets	$—	$24,528

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$—	$7,500
Total current liabilities	—	7,500
Total liabilities	$—	$7,500

Stockholders’ equity:
Preferred stock, $0.001 par value; 50,000,000 authorized: no shares issued and outstanding:	—	—
Common stock and additional paid-in capital, $0.001 par value; 60,000,000 authorized:
6,875,000 shares issued and outstanding	61,500	61,500
Deficit accumulated during the exploration stage	(61,500)	(44,472)
Total stockholders’ equity	—	17,028
Total liabilities and stockholders’ equity	$—	$24,528

See notes to condensed consolidated financial statements

GLOBAL WEST RESOURCES, INC. AND SUBSIDIARY
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

						Period from
	Three Months Ended January 31,			Six Months Ended January 31,		May 19, 2006 (Inception) to January 31,
	2009	2008		2009	2008	2009

Revenue	$—	$		$—	$—	$—

Operating expenses:
General and administrative	10,528		6,500	17,028	8,716	44,000
Impairment of mineral property costs	—		8,500	—	8,500	17,500

Total operating expenses	10,528		15,000	17,028	17,216	61,500

Loss from operations	(10,528)		(15,000)	(17,028)	(17,216)	(61,500)

Net loss	$(10,528)		$(15,000)	$(17,028)	$(17,216)	$(61,500)

Loss per common share — basic and diluted:
Net loss per common share — basic and diluted	$(0.01)		$(0.01)	$(0.01)	$(0.01)	$(0.01)

Shares used in computing net loss per share — basic and diluted	1,156,849		1,156,849	1,156,849	1,156,849	5,622,888

See notes to condensed consolidated financial statements

GLOBAL WEST RESOURCES, INC. AND SUBSIDIARY
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended January 31,		Period from May 19, 2006 (Inception) to January 31, 2009
	2009	2008	2009
Operating activities:
Net loss	$(17,028)	$(17,216)	$(61,500)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of mineral property costs	—	8,500	17,500
Changes in assets and liabilities:
Accounts payable and accrued liabilities	(7,500)	1,161	—
Net cash used in operating activities	(24,528)	(7,555)	(44,000)

Investing activities:
Acquisition of mineral properties	—	(8,500)	(17,500)
Net cash used in investing activities	—	(8,500)	(17,500)

Financing activities:
Proceeds from the issuance of common shares, net	—	—	61,500
Net cash provided by financing activities	—	—	61,500

Net decrease in cash	(24,528)	(16,055)	—
Cash — beginning of period	24,528	43,598	—

Cash — end of period	$—	$27,543	$—

See notes to condensed consolidated financial statements

GLOBAL WEST RESOURCES, INC. AND SUBSIDIARY
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended January 31, 2009 and 2008 and the period from inception to January 31, 2009 (Unaudited)

Note 1 — Description of Business and Going Concern

Business — Global West Resources, Inc. (“the Company”) is a Nevada corporation formed on May 19, 2006.  The Company previously operated as an exploration stage company organized to explore mineral properties in Nevada.  On May 25, 2007, the Company acquired a 100% interest in numerous claims known as the Hot 1-4, located in Nevada. The Company completed its Phase 1 exploration program at a total cost of $17,500.  The Company determined that the carrying amount of the mineral property costs were in excess of estimated fair value and has recognized an impairment loss of $17,500.

Going Concern — The accompanying unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve month period following the date of these financial statements. As of January 31, 2009, we had a deficit accumulated during the exploration stage of approximately $61,500, no cash or other assets and no operating activities. We have funded our losses primarily through the sale of common stock.  The Company is currently operating as a shell company that does not have any existing business operations other than complying with its reporting requirements under the Exchange Act.  These factors, among others, raise substantial doubt about our ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty. We received an opinion for the fiscal year ended July 31, 2008 from our independent registered accounting firm noting the substantial doubt about our ability to continue as a going concern due to our significant recurring operating losses and negative cash flows.

Note 2 — Summary of Significant Accounting Policies

Basis of Preparation — The accounting policies used in preparing these statements are the same as those used in preparing the consolidated financial statements for the fiscal year ended July 31, 2008.  The accompanying unaudited interim financial statements should therefore be read in conjunction with the audited Consolidated Financial Statements for the fiscal year ended July 31, 2008 included in our Annual Report on Form 10-K.  In the opinion of management, the interim financial statements include all adjustments of a normal recurring nature considered necessary to present fairly the financial position for the periods shown.  Quarterly results are not necessarily indicative of the results which may be expected for the full fiscal year.

Principles of Consolidation — The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Global West Resources, Ltd., a company incorporated under the Company Act of Ontario in 2007.  All significant intercompany accounts and transactions have been eliminated.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting periods. Estimates having relatively greater significance include impairment of mineral property costs and income taxes. Actual results could differ from those estimates.

Impairment of Mineral Property Costs — Mineral property costs are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). Conditions that would necessitate an impairment include a significant decline in the observable market value, a significant change in the extent or manner in which it is used, or any other significant adverse change that would indicate that the carrying amount is not recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount exceeds estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount exceeds the fair value.

Recent Accounting Pronouncements — Effective January 1, 2009, we adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), for financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements and does not apply measurements related to share-based payments. SFAS 157 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

In February 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, we adopted the provisions of SFAS 157 with respect to our financial assets and liabilities only.  The adoption of SFAS 157 did not have a material effect on our consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 141(Revised 2007), “Business Combinations” (“SFAS 141R”), which replaces SFAS 141, while retaining the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and that an acquirer be identified for each business combination. SFAS 141R changes how business acquisitions are accounted for and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired both on the acquisition date and in subsequent periods, and also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. Early adoption is not permitted. The adoption of SFAS 141R will have an impact on future business combinations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the non-controlling ownership interests in a subsidiary and for the deconsolidation of a subsidiary, and changes the way the consolidated statement of operations is presented by requiring consolidated net income (loss) to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest, as well as disclosure, on the face of the statement of operations of those amounts. SFAS 160 also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, and requires gain recognition in income when a subsidiary is deconsolidated. SFAS 160 also requires expanded disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. In the absence of possible future investments, the adoption of SFAS 160 will have no effect on our consolidated financial statements.

In June 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”(“SFAS 162”). SFAS 162 identifies the sources of generally accepted accounting principles and provides a framework, or hierarchy, for selecting the principles to be used in preparing U.S. GAAP financial statements for nongovernmental entities, and makes the GAAP hierarchy explicitly and directly applicable to preparers of financial statements. The hierarchy of authoritative accounting guidance is not expected to change current practice but is expected to facilitate the FASB’s plan to designate as authoritative its forthcoming codification of accounting standards. This statement is effective 60 days following the SEC’s approval of the PCAOB’s related amendments to remove the GAAP hierarchy from its auditing standards.

Note 3 — Stockholders’ equity

Preferred Stock —  Our authorized preferred stock consists of 50,000,000 shares of preferred stock, par value $0.001 per share.  As of January 31, 2009, we had not issued any shares of preferred stock.
Common Stock  — Our authorized common stock consists of 60,000,000 shares of common stock, par value $0.001 per share.  In May 2006, we issued an aggregate of 4,000,000 shares of our common stock for gross proceeds of $4,000, and in May 2007 we issued an aggregate of 2,875,000 shares of our common stock for gross proceeds of $57,500.

ITEM 2.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OR PLAN OF OPERATION.

Cautionary Statement Regarding Forward-Looking Statements

Statements contained herein that are not historical fact may be forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act, that are subject to a variety of risks and uncertainties. These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should”, “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. Factors that would cause actual results to differ materially from those projected or suggested in any forward-looking statements are contained in our filings with the Securities and Exchange Commission, including those factors discussed under the captions “Forward-Looking Information” and “Risk Factors” in our most recent Annual Report on Form 10-K, as may be supplemented or amended by our Quarterly Reports on Form 10-Q, which we urge investors to consider. We undertake no obligation to publicly release revisions in such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events or circumstances, except as otherwise required by securities and other applicable laws.

Overview

Global West Resources, Inc. (“the Company”) is a Nevada corporation formed on May 19, 2006. The Company previously operated as an exploration stage company organized to explore mineral properties in Nevada.  The Company is currently operating as a shell company that does not have any existing business operations other than complying with its reporting requirements under the Exchange Act.

Liquidity, Going Concern and Capital Resources

We have prepared our consolidated financial statements assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of January 31, 2009, we had an accumulated deficit of $61,500, no cash or other assets and no operating activities.  We have funded our losses primarily through the sale of common stock.  The Company is currently operating as a shell company that does not have any existing business operations other than complying with its reporting requirements under the Exchange Act.  These factors, among others, raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty. We received an opinion for the fiscal year ended July 31, 2008 from our independent registered accounting firm noting the substantial doubt about our ability to continue as a going concern due to our significant recurring operating losses and negative cash flows.

Critical Accounting Policies and Estimates

The accounting policies used in preparing these statements are the same as those used in preparing the consolidated financial statements for the fiscal year ended July 31, 2008.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting periods. Estimates having relatively greater significance include impairment of mineral property costs and income taxes. Actual results could differ from those estimates.

Recently Issued Accounting Standards

Effective January 1, 2009, we adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), for financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements and does not apply measurements related to share-based payments. SFAS 157 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

In February 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, we adopted the provisions of SFAS 157 with respect to our financial assets and liabilities only.  The adoption of SFAS 157 did not have a material effect on our consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 141(Revised 2007), “Business Combinations” (“SFAS 141R”), which replaces SFAS 141, while retaining the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and that an acquirer be identified for each business combination. SFAS 141R changes how business acquisitions are accounted for and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired both on the acquisition date and in subsequent periods, and also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. Early adoption is not permitted. The adoption of SFAS 141R will have an impact on future business combinations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the non-controlling ownership interests in a subsidiary and for the deconsolidation of a subsidiary, and changes the way the consolidated statement of operations is presented by requiring consolidated net income (loss) to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest, as well as disclosure, on the face of the statement of operations of those amounts. SFAS 160 also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, and requires gain recognition in income when a subsidiary is deconsolidated. SFAS 160 also requires expanded disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. In the absence of possible future investments, the adoption of SFAS 160 will have no effect on our consolidated financial statements.

           In June 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”(“SFAS 162”). SFAS 162 identifies the sources of generally accepted accounting principles and provides a framework, or hierarchy, for selecting the principles to be used in preparing U.S. GAAP financial statements for nongovernmental entities, and makes the GAAP hierarchy explicitly and directly applicable to preparers of financial statements. The hierarchy of authoritative accounting guidance is not expected to change current practice but is expected to facilitate the FASB’s plan to designate as authoritative its forthcoming codification of accounting standards. This statement is effective 60 days following the SEC’s approval of the PCAOB’s related amendments to remove the GAAP hierarchy from its auditing standards.

Off-Balance Sheet Arrangements

As of January 31, 2009, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3.                        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is a smaller reporting company and is not required to provide the disclosure under this item.

ITEM 4.                        CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that we are required to disclose in reports filed under the Securities Exchange Act of 1934, as amended.

(b) Internal Control Over Financial Reporting. There have been no changes in our internal controls over financial reporting or in other factors during the fiscal quarter ended January 31, 2009, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date we carried out our most recent evaluation.

PART II - OTHER INFORMATION

ITEM 1.                        LEGAL PROCEEDINGS.

None.

ITEM 1a.                      RISK FACTORS.

The Company is a smaller reporting company and is not required to provide the disclosure under this item.

ITEM 2.                       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.                       DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.                       OTHER INFORMATION.

None.

ITEM 6.                        EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit No.	Description

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of our Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL WEST RESOURCES, INC.

March 16, 2009	By:	/s/ James L. Vandeberg
JAMES L. VANDEBERG
Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)