Form 10-Q
period 2009-04-30
We Save Homes, Inc.
filed 2009-06-22
CIK 1410307

U. S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _______________________

Commission File No. 0-21255

WE SAVE HOMES, INC.

 (Exact name of registrant in its Charter)

Nevada (State or Other Jurisdiction of incorporation or organization)	26-4238285 (I.R.S. Employer Identification No)

27651 La Paz Road, Suite A
Laguna Niguel, CA 92677

(Address of Principal Executive Offices)

(949) 599-1870

Registrant’s telephone number

F/K/A Global West Resources, Inc.
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

(1)	Yes	X	No	(2)	Yes	X	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filed, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]       No [ X ]

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Not applicable

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
June 19, 2009
Common – 12,302,500 shares

PART I - FINANCIAL INFORMATION

ITEM  1. FINANCIAL STATEMENTS

The unaudited interim consolidated financial statements of We Save Homes, Inc., formerly known as Global West Resources, Inc. (“WSHI”), and its wholly-owned subsidiary, Mortgage Modification Legal Network, Inc., (“MMLN,” together with WSHI “we,” “us,” “our,” “the Company”) for the four months ended April 30, 2009 and December 31, 2008 are attached hereto. We are using a four-month period in this report due to the inconsistency between MMLN reporting on the calendar year but Global West Resources using a July 31 year end.  Now that the reverse merger between MMLN and WSHI is complete, the Company is in the process of changing its financial year to the calendar year.  Our interim consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

It is the opinion of management that the interim consolidated financial statements for the four months ended April 30, 2009 include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading. These statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. Except where noted, these interim consolidated financial statements follow the same accounting policies and methods of their application as the Company’s December 31, 2008 audited financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim consolidated financial statements be read in conjunction with the Company’s December 31, 2008 audited financial statements.

Operating results for the four months ended April 30, 2009 are not necessarily indicative of the results that can be expected for the year ending December 31, 2009.

We Save Homes, Inc. & Subsidiary
(Formerly Known As Global West Resources, Inc. & Subsidiary)
Consolidated Balance Sheets
(Unaudited)

	April 30, 2009	December 31, 2008
Assets
Current Assets
Cash	$55,606	$-
Accounts Receivable, Net of Allowance for Doubtful Accounts of $4,998	72,027	56,514
Due from Related Parties	-	11,530
Prepaid Expenses & Employee Advances	5,840	-
Total Current Assets	133,473	68,044

Long Term Assets
Property and Equipment, Net	68,057	33,982
Deposit	53,150	8,149
Total Long Term Assets	121,207	42,131

Total Assets	$254,680	$110,175

Liabilities & Stockholders' Deficit
Liabilities
Current Liabilities
Accounts Payable and Accrued Expenses	$212,879	$60,826
Accrual for Potential Penalties and Fines	200,000	-
Note Payable - Related Party	142,000	100,000
Total Liabilities	554,879	160,826

Commitment & Contingencies

Stockholders' Deficit
Preferred stock ($0.001 par value; 10,000,000 authorized: no shares issued and outstanding)	-	-
Common Stock ($0.001 par value; 50,000,000 shares authorized; 12,192,500 shares issued and outstanding at March 31, 2009 and 10,000,000 shares issued and outstanding at December 31, 2008)	12,193	10,000
Additional Paid In Capital	1,058,054	379,839
Subscription Receivable	(14,930)	(201,439)
Accumulated Deficit	(1,355,516)	(239,051)
Total Stockholders' Deficit	(300,199)	(50,651)
Total Liabilities & Stockholders' Deficit	$254,680	$110,175

The accompanying notes are an integral part of these unaudited financial statements.

We Save Homes, Inc. & Subsidiary
(Formerly Known As Global West Resources, Inc. & Subsidiary)
Consolidated Statement of Operation
For The Four-Month Period Ended April 30, 2009
(Unaudited)

Net revenues	$844,859
Cost of revenues	369,081
Gross profit	475,778

Operating costs and expenses
General and administrative expenses	1,590,372
Loss from operations	(1,114,594)

Other expense
Finance expense	1,872

Net loss	$(1,116,466)

Basic & diluted weighted average number of common stock outstanding	12,081,042

Basic & diluted net loss per share	$(0.09)

The operating company didn't exist until August 8, 2008. Therefore, the comparative financials are not available and therefore not presented.

Weighted average number of shares used to compute basis and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these unaudited financial statements.

We Save Homes, Inc. & Subsidiary
(Formerly Known As Global West Resources, Inc. & Subsidiary)
Consolidated Statement of Cash Flow
For The Four-Month Period Ended April 30, 2009
(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,116,466)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities
Common stocks issued for compensation at the operating company prior to the reverse acquisition	11,657
Common stocks issued for compensation subsequent to the reverse acquisition	668,750
Depreciation	7,292
Changes in working capital:
(Increase) in accounts receivable	(15,513)
Decrease in receivables from related parties	11,530
(Increase) in prepaid expenses & employee advances	(5,840)
(Increase) in deposit	(45,001)
Increase in accounts payable and accrued expenses	152,055
Increase in accrual for potential penalties and fines	200,000
Net cash used in operating activities	(131,536)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(41,367)

CASH FLOWS FROM FINANCING ACTIVITIES
Related party note issued	42,000
Issuance of shares for cash (part of subscription receivable)	186,509
Net cash provided by financing activities	228,509

NET INCREASE IN CASH & CASH EQUIVALENTS	55,606

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	-

CASH & CASH EQUIVALENTS, ENDING BALANCE	$55,606

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

Interest paid during the year	$1,547
Taxes paid during the year	$-

NON-CASH INVESTING & FINANCING ACTIVITY:
Common shares issued against subscription receivable	$339
Common shares issued for acquisition of subsidiary	$10,000

The operating company didn't exist until August 8, 2008. Therefore, the comparative financials are not available and therefore not presented.

The accompanying notes are an integral part of these unaudited financial statements.

WE SAVE HOMES, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
FOR THE FOUR-MONTH PERIOD ENDED APRIL 30, 2009
(UNAUDITED)

NOTE 1.    Nature of business and significant accounting policies

Global West Resources, Inc., now known as We Save Homes, Inc. (“the Company”, “We”, “Our”, “GWRC”,”WSHI”), is a Nevada corporation formed on May 19, 2006.  The Company previously operated as an exploration stage company organized to explore mineral properties in Nevada.  On March 23, 2009, the Company, exchanged, pursuant to a Share Exchange Agreement with Mortgage Modification Legal Network, Inc. (“MMLN”) (the “Share Exchange Agreement”), an aggregate of 10,000,000 shares of its common stock for all of the issued and outstanding shares of common stock of MMLN (“MMLN Shares”) from the MMLN shareholders.

On March 30, 2009, our board of Directors and shareholders approved a change in our name to We Save Homes, Inc.  As of the end of the four-month period ended April 30, 2009, the Company had not yet consummated the name change.

The Company on May 20, 2009 amended its Articles of Incorporation with the State of Nevada and amended its Bylaws to change its end of fiscal year to December 31, effective June 8, 2009. The Amendment also allowed the Company to consummate its name change to We Save Homes, Inc.  On June 8, 2009, the Company received notice from the State of Nevada confirming the Amendment.

The Company offers potential foreclosure mitigation solutions for distressed homeowners using two (2) business models.  First, the Company has a retail program that employs both "grass roots" and "technology based" efforts to reach out directly to the troubled homeowner by helping to inform and provide information as to their various foreclosure mitigation options.  Second, the Company has a direct-to-lender business strategy that involves entering into an agreement with a servicing bank, where the Company provides foreclosure mitigation services as third party administrators to bank customers.  Under this model, the Company would contact the bank's clients on its behalf and assists in the renegotiation of the bank's clients' existing mortgages.  We have not executed any such agreements to date.   The Company had a third business model, an affiliate program that marketed specifically to real estate and mortgage professionals.  However, the Company has discontinued the affiliate program due to increased regulation, potential liabilities that outweighed the benefits thereof, and a high degree of significant risks associated with this program.  On June 2, 2009, the Company received a letter from the California Department of Real Estate dated May 28, 2009 requesting information regarding business activities in the state of California involving loan modification services. In this correspondence, the DRE also questioned the business activities of a back-end service provider and its licensing status to operate in the state of California (note 10).

The Company through its partners and affiliates, offers foreclosure mitigation services, including mortgage modifications, to homeowners in certain parts of the United States.  Moreover, the Company’s foreign language programs are able to assist homeowners where English is not the primary language.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States.  However, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included.  The results of operations and cash flows for the nine-month period presented are not necessarily indicative of the results of operations for a full year.  These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report for the fiscal year ended December 31, 2008.

Accounts Receivable — As of April 30, 2009 and December 31, 2008, accounts receivable amounted to $77,025 with an allowance for bad debt at $4,998 and $61,512 with an allowance for bad debt at $4,998, respectively.  The Company evaluates its accounts receivable on regular basis to make provision for all the accounts where collectability is doubtful and the amounts are past due.

Concentration of Credit Risk — Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash.  The Company maintains its cash with high credit quality financial institutions; at times, such balances with any one financial institution may exceed FDIC insured limits.

Financial Instruments — Our financial instruments consist of cash, accounts receivable, accounts payable, and notes payable (related party).  The carrying values of cash, accounts receivable, accounts payable, and notes payable are representative of their fair values due to their short-term maturities.

Revenue Recognition — The Company generates revenue from two sources.  The majority of revenue is generated from the Law Firms or a backend service provider the Company placed Loan Modifications through. The remaining revenue is generated when the Company signs up new accounts.  Revenue is recognized when (i) a service agreement exists or a new account membership is signed up; (ii) initial services have been rendered; (iii) price is fixed or determinable; (iv) and collectability is reasonably assured.

Revenue from Law Firms or backend service providers:

For each attorney or back-end service provider who enters into a service agreement with the Company, the Company recognizes revenue as follows:

The Company contacts customers through its marketing and advertising activities. Once the customer signs up with the Company, the Company refers the customer to an attorney or backend service provider. Upon receipt of retainer by the attorney or backend service provider as arranged by the Company, the attorney or the backend service provider performs services based upon agreed terms. Upon completion of the initial services and receipt of retainer by the attorney or backend service provider, the company recognizes revenue on net basis.  The Company plans on overhauling this model to conform with ever-changing rules and regulations.

New Account Revenue – Sign-Ups

Anytime the Company signs up a new account for membership, it carries one time “start up” fee of $500 to $1500.  The revenue is recognized upon the sign-up.

Recently Issued Accounting Pronouncements —

In May 2008, FASB issued SFASB No.162, “The Hierarchy of Generally Accepted Accounting Principles”. The pronouncement mandates the GAAP hierarchy reside in the accounting literature as opposed to the audit literature. This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy. This pronouncement will become effective 60 days following SEC approval. The Company does not believe this pronouncement will impact its financial statements.

On December 30, 2008 FASB issued FIN 48-3, “Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises”. This FSP defers the effective date of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, for certain non-public enterprises as defined in paragraph 289, as amended, of FASB Statement No. 109, Accounting for Income Taxes, including non-public not-for-profit organizations. However, non-public consolidated entities of public enterprises that apply U. S. GAAP are not eligible for the deferral. Nonpublic enterprises that have applied the recognition, measurement, and disclosure provisions of Interpretation 48 in a full set of annual financial statements issued prior to the issuance of this FSP also are not eligible for the deferral. This FSP shall be effective upon issuance. The Company does not believe this pronouncement will impact its financial statements.

On January 12, 2009 FASB issued FSP EITF 99-20-01, “Amendment to the Impairment Guidance of EITF Issue No. 99-20”. This FSP amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance. The FSP shall be effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The Company does not believe this pronouncement will impact its financial statements.

NOTE 2 – Property & Equipment

Property and equipment as of April 30, 2009 and December 31, 2008 comprised of the following:

	April 30, 2009	December 31,2008
Furniture & Fixture	$33,882	$17,065
Office Equipment	42,634	18,084
Accumulated Depreciation	(8,459)	(1,167)
Net	$68,057	$33,982

During the period ended April 30, 2009, the Company recorded $7,292 as depreciation expense.

NOTE 3 – Deposit

The deposit consisted of both a security deposit for leasing offices and funds held by law firms and back end service providers that provided loan modification services.  In December 2008, the Company paid $8,149 as security deposit to rent offices from Global Network Ministries, Inc., and recorded this amount as long term deposit at December 31, 2008 and April 30, 2009, respectively (See Note 5). In addition, during the four-month period ended April 30, 2009, the Company had deposit at law firms and back end service providers that performed mortgage modification services. Pursuant to some state law, if a law firm or a back-end service provider is unsuccessful in modifying an approved applicant’s mortgage, the law firm or the back-end service provider shall refund to the approved applicant its fees paid. In the event of such refunds, the Company agreed that the deposit would be used for the payment of the refunds, pursuant to the service agreements with the law firms and back end service providers. The Company recorded the deposit at law firms and back end service providers amounting to $45,001, making the long term deposit a total of $53,150 at April 30, 2009.

NOTE 4 - Short-Term Liabilities to Related Party

Andrew Kardish, III, Chairman of the Board, loaned the Company $100,000 in 2008.  This loan was evidenced by promissory notes.  $50,000 was repaid with interest at $556 in early 2009.  In January 2009, Mr. Kardish loaned the company another $50,000 which was evidenced by a promissory note.  Andrew Kardish, loaned the Company another $42,000 on April 7th, 2009, which loan was evidenced by a promissory note.  As of April 30, 2009, the Company has $142,000 in debt obligation to Mr. Kardish.  The interest on these notes ranges from 5% to 5.5%. The notes are unsecured and fully due and payable on the later of (i) fifteen (15) days of receipt of written demand by the Company from the shareholder or any subsequent assignee of the notes, and (ii) one (1) year from the date of the issuance.

During the four month period ending April 30, 2009, the Company recorded $1,121 interest expense.

 NOTE 5 – Lease Commitment

In December, 2008, the Company entered into agreements with Global Network Ministries, Inc. to rent two suites used for the day to day operation. The lease expiration date is November 30, 2010. The Company paid security deposit of $8,150 at the inception of the lease. The rent expense for the period ended April 30, 2009 was $32,850.

The Company subleases its office to two related parties through common shareholders (See Note 6), monthly rent amounting to $1,875.  One of the related parties is scheduled to end its sublease on May 31, 2009.

Future minimum lease payments for the next two years are as follows:

December 31,	Minimum Lease Payment	Sublease Income	Total
2009	$97,800	$(17,000)	$80,800
2010	89,650	(12,000)	77,650
Total	$187,450	$(29,000)	$158,450

NOTE 6 – Related-Party Transactions

The Company subleased its office space to NetDebt LLC and Premier Lending Group, Inc., and received zero and $6,575 from the sublease income at December 31, 2008 and April 30, 2009, respectively. The Company also recorded $4,079 and zero receivable in sublease income at December 31, 2008 and at April 30, 2009, respectively.

NOTE 7 – Accounts Payable and Accruals

Accounts payable and accruals consist of the following as of April 30, 2009 and December 31, 2008, respectively:

	April 30, 2009 (Unaudited)	December 31, 2008
Account payable	$143,796	$10,183
Accrued payroll liabilities	45,584	-
Other accrued expenses	23,499	1,435
	$212,879	$11,618

NOTE 8 – Stockholder’s Equity

Company Preferred Stock —  Our authorized preferred stock consists of 10,000,000 shares of preferred stock, par value $0.001 per share.  As of April 30, 2009, no preferred stocks were issued and outstanding.

Company Common Stock — Our authorized common stock consists of 50,000,000 shares of common stock, par value $0.001 per share.  As of April 30, 2009, 12,092,500 common shares issued and outstanding.

Prior to the reverse acquisition, as part of their compensation packages, Mike McCarthy (CEO) and Jered Barger (National Sales Manager) received 3,000 shares of restricted stock, respectively, during the four-month period ended April 30, 2009.  The 6,000 shares were recorded at fair value. The per share price was $1.94 (pre-split), and the total value of the 6,000 shares was $11,640. Also, as part of his compensation package, Lan Mai (CFO) received 25,000 shares of restricted stock at April 17, 2009 . These shares were recorded at the market price with a per share price at $5.35 upon closing of the transaction day. These shares were valued at $133,750. On April 9, 2009, the Company issued 100,000 common shares to two promoters for compensation for services.  These shares were recorded at the market price with a per share price at $5.35 upon closing of the transaction day. These shares were valued at $535,000.

NOTE 9 – Acquisition of MMLN

On March 23, 2009, the Company and Mortgage Modification Legal Network, Inc., entered into a Stock Exchange Agreement. Under this agreement, MMLN’s shareholders exchanged all their 1,000,000 shares for 10,000,000 shares of Global West Resources, Inc. The acquisition was consummated on March 24, 2009. As a result of the share exchange, MMLN became a wholly owned subsidiary of GWRC. All costs generated from the acquisition were expensed.

For accounting purposes, this transaction has been accounted for as a reverse merger, since the stockholders of Mortgage Modification Legal Network, Inc. own a majority of the issued and outstanding shares of common stock of the Company, and the directors and executive officers of Mortgage Modification Legal Network, Inc. became the directors and executive officers of the Company.  This acquisition was accounted for at historical cost in a manner similar to that in pooling of interests method since after the acquisition, the former shareholders of Mortgage Modification Legal Network, Inc acquired majority of the outstanding shares of the Company. The financial statements of the legal acquirer are not significant; therefore, no pro forma financial information is submitted. The historical financial statements are those of " Mortgage Modification Legal Network, Inc ".

NOTE 10 – Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern. However, we have an accumulated deficit of $1,355,516 as of April 30, 2009. Our total liabilities exceeded total current assets by $421,406 as of April 30, 2009. Moreover, based on the ever changing legal landscape for loan modifications across the U.S., we may face exposure for potential regulatory violations unless we are successful in implementing immediate changes to our marketing strategy and wholesale program relating to certain states that have recently enacted legislation to curb mortgage fraud.  Even if our sweeping changes are implemented effectively, the company could incur fines or penalties, some of which could be significant.  Loss reserve accounts will need to be established in event potential legal risks become actual risks.  In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon our continued operations, which in turn is dependent upon our ability to develop and execute new business model.

On June 2, 2009, the Company received a letter from the California Department of Real Estate dated May 28, 2009 requesting information regarding business activities in the state of California involving loan modification services. In this correspondence, the DRE also questioned the business activities of a back-end service provider and its licensing status to operate in the state of California.

Upon receipt of the DRE letter, the Company immediately consulted with its legal counsel and subsequently suspended any business activities going forward with the back end service provider. Upon further research on this matter in the ensuing weeks, it came to the attention of the Company management that the back end service provider ended its affiliation with a federal chartered bank on or about May 15, 2009 and failed to inform the Company of this action. The Company has ceased any future loan modification activities with the back end service provider effective June 3, 2009. The Company is still continuing to provide loan modification services utilizing the Advance Fee Agreement as approved by the CA DRE on May 21, 2009. The Company is properly licensed to perform loan modification services in California under this Advance Fee Agreement.

The Company is currently in the process of working with legal counsel in responding to the CA DRE’s inquiry for information. The DRE inquiry ultimately could result in fines and or penalties levied against the Company. It is the Company's opinion that the total fines and penalties would amount to $200,000.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

The operating subsidiary commenced operations on October 1, 2008.  As with any start-up company, the initial fixed costs required to commence operations were fairly significant.  The Company commenced its loan modifications in late 2008 and, based on its current business model, anticipates that it will not be profitable in the foreseeable future.  However, the Company is continually making strides in adapting its business model to the most recent regulatory landscape and is endeavouring to acquire new software technology through the sale of its common stock to be sold as internet based "do it yourself" loan modification software that could revolutionize the entire loan modification industry. The future success and profitability of the Company is directly related to the Company executing its business plan with respect to the software platform, which begins with its ability to acquire the rights thereto.

NOTE 11 – Concentration of Credit Risk

The Company performs ongoing credit evaluations of its customers' financial conditions and generally does not require collateral on accounts receivable, therefore, the accounts receivable are unsecured. Company allows credit period of not more than two weeks, therefore the credit extended to its customers are highly reliable with minimal risk.

As of April 30, 2009, the Company has two main categories of customers:  1) back end processor and 2) attorneys.  During the four-month period ended April 30, 2009, loan modification revenue generated from one customer was $556,125, or 80% of the total loan modification revenue.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q constitute "forward-looking statements." These statements, identified by words such as “plan,” "anticipate," "believe," "estimate," "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth in our 10-K dated November 14, 2008 and in our subsequent filings. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our Annual Reports on Form 10-KSB or Form 10-K, our Quarterly Reports on Form 10-QSB or Form 10-Q and our Current Reports on Form 8-K.

As used in this Quarterly Report, the terms "we," "us," "our,” and “Company” mean MMLN together with its parent, WSHI, unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

CORPORATE BACKGROUND AND OVERVIEW

We were organized under the laws of the State of Nevada on May 19, 2006.  On March 23, 2009, the Company, exchanged, pursuant to a Share Exchange Agreement with its now-subsidiary, MMLN, (the “Share Exchange Agreement”), an aggregate of 10,000,000 shares of its common stock for all of the issued and outstanding shares of common stock of MMLN from the MMLN security holders.

On March 30, 2009, our board of Directors and shareholders approved a change in our name to We Save Homes, Inc.  As of the end of the four-month period ended April 30, 2009, the Company had not yet consummated the name change.

Although outside the temporal scope of this 10-Q, it is important to disclose that pursuant to the Definitive Schedule 14C filed by the Company on May 20, 2009 (File No. 000-52996), the Company amended its Articles of Incorporation with the State of Nevada and amended its Bylaws to change its end of fiscal year to December 31 (the "Amendment"). The Amendment also allowed the Company to consummate its name change to We Save Homes, Inc.  On June 8, 2009, the Company received notice from the State of Nevada confirming the Amendment.  The Amendment was deemed effective on June 8, 2009, prior to the filing deadline of this 10-Q.

The Company offers potential foreclosure mitigation solutions for distressed homeowners using two (2) business models.  First, the Company has a retail program that employs both "grass roots" and "technology based" efforts to reach out directly to the troubled homeowner by helping to inform and provide information as to their various foreclosure mitigation options.  Second, the Company has a direct-to-lender business strategy that involves entering into an agreement with a servicing bank, where the Company provides foreclosure mitigation services as third party administrators to bank customers.  Under this model, the Company would contact the bank's clients on its behalf and assists in the renegotiation of the bank's clients' existing mortgages.  We have not executed any such agreements to date.  The Company had a third business model, an affiliate program that marketed specifically to real estate and mortgage professionals.  However, the Company has discontinued the affiliate program due to increased regulation, potential liabilities that outweighed the benefits thereof, and a high degree of significant risks associated with this program.

Operating from its corporate headquarters in Laguna Niguel, California, WSHI, through its partners and affiliates, offers foreclosure mitigation services, including mortgage modifications, to homeowners in certain of the United States.  Moreover, WSHI’s foreign language programs are able to assist homeowners where English is not the primary language.

Our principal offices are located at 27651 La Paz Road, Suite A, Laguna Niguel, CA 92677.  Our telephone number is (949) 599-1888.  Our website is www.wesavehomes.com.

In a start-up company like ours, management devotes most of its activities to establishing new business.  Planned principal activities, albeit encouraging, have not yet produced significant revenues and we have suffered recurring operating losses as is normal in start-up companies. We also have a working capital deficiency of $421,406 as of April 30, 2009, which our auditors have stated raises concern on our ability to meet planned business objectives and ongoing operations. Our ability to emerge from the development stage with respect to our planned principal business activity is dependent upon our successful efforts to grow our core businesses and execute on our business model.

The following discussion of our financial condition, changes in financial condition and results of operations for the four-month periods ended April 30, 2009 should be read in conjunction with our most recent audited annual financial statements for the financial year ended December 31, 2008, the unaudited interim consolidated financial statements included herein, and, in each case, the related notes.

PLAN OF OPERATION

The following contains forward-looking statements relating to revenues, expenditures and sufficiency of capital resources. Actual results may differ from those projected in the forward-looking statements for a number of reasons, including those described in this quarterly report.

The interim consolidated financial statements for the four months ended April 30, 2009 have been prepared assuming that the Company will continue as a going-concern. As discussed in Note 10 to the interim consolidated financial statements, the Company has minimal revenues and limited capital, which together raise some doubt about its ability to continue as a going-concern. Management’s plans in regard to these matters are also described in Note 10. The interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RESULTS OF OPERATIONS

The Company did not exist until August 8, 2008.  Therefore, the comparitive financials are not available and therefore not presented.

Four months ended April 30, 2009 compared to the four months ended December 31, 2008.

Summary

	Four months Ended
	April 30, 2009	December 31, 2008	Increase/Decrease

Net Revenue	$844,859	$132,322	538%
Cost of Revenue	(369,081)	(102,172)	261%
General and Admin Expenses	(1,590,372)	(271,845)	485%
Other Income (Loss)	(1,872)	3,444	-154%
	.
Net Income (Loss)	$(1,116,466)	$(239,051)	367%

Expenses

Our expenses for the four months ended April 30, 2009 and the four months ended December 31, 2008 consisted of the following:

	Four months Ended
	April 30,2009	December 31,2008	Increase/Decrease

General and Admin Expenses
Payroll	$288,956	$98,747	193%
Expense for shares issued for compensation	668,750	-
Marketing Advertising	183,462	39,927	359%
Professional Fees	152,153	17,758	757%
Rent & Office	62,945	55,408
Miscellaneous	234,106	60,005	290%

Total	$1,590,372	$271,845	485%

The increase in our administrative expenses to $1,590,372 from $271,845 for the four months ended April 30, 2009 as compared to the four months ended December 31, 2008 was attributable mainly to the increase in payroll expenses of $190,209; an increase of  $134,395 in professional fees; an increase of $143,535 in marketing and advertising; an increase of expense for shares issued for compensation; and an increase of $200,000 in the accruals for estimated penalties and fines.

Revenues

We earned $844,859  in net revenue from business operations during the four months ended April 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

	Four months Ended
	April 30,2009	December 31, 2008	Increase/Decrease

Working Capital
Current Assets	$133,473	$68,044	96%
Current Liabilities	554,879	160,826	245%

Working Capital (Deficit)	$(421,406)	$(92,782)	354%

	Four months Ended
	April 30, 2009	December 31, 2008	Increase/Decrease

Cash Flows
Cash Flows (Used In) Operating	$(131,536)	$(253,251)	-48%
Cash Flows (Used In) Investing	(41,367)	(35,149)	18%
Cash Flows (Used In) Financing	228,509	288,400	-21%

Net (Decrease) In Cash During Period	$55,606	$0

During the four months ended April 30, 2009, we financed our operations by receiving $844,859 in net revenue from selling foreclosure mitigation services, including loan modifications.  During the four months ended April 30, 2009, we received financial support and loans from related parties in the amount of $42,000, leaving $142,000 of indebtedness compared to $100,000 for four months ended December 31, 2008. These amounts in note payable are unsecured, interest bearing and must be repaid within one year from the issuance date.

Our cash position as at the end of April 30, 2009 was $55,606 (versus our cash position of $0 at December 31, 2008), and our working capital deficit as at April 30, 2009 was $421,406 compared to $92,782 as at December 31, 2008.  We anticipate that we will need $2,000,000 to finance our operations and software acquisition over the next 12 months and anticipate that we will obtain said financing by receiving financial support from related parties or through the sale of our securities. Working capital is not adequate to meet development costs for the next twelve months.

There were no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Financing Requirements

Although improving, working capital is not adequate to meet business development and acquisition costs for the next twelve months.  We will require additional financing if we are to continue as a going concern.

The Company receives interim support from related parties and plans to raise additional capital through debt and/or equity financings. The Company may also raise additional funds through the exercise of warrants and stock options, if exercised.  We have been successful in the past in acquiring capital through the issuance of shares of our Common Stock, and through advances from related parties. We do not have any arrangements in place for the sale of any of our securities and there is no assurance that we will be able to raise the additional capital that we require to continue operations.

We anticipate that our cash requirements for the next twelve months will remain consistent with those for the previous twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

There were no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING POLICIES

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 1 of the interim consolidated financial statements for the four months ended April 30, 2009, attached hereto this Form 10-Q.

Progress Report For The Four-Month Period

For the four months ending April 30, 2009, WSHI achieved a recognizable increase in sales of its foreclosure mitigation services, primarily loan modifications.  WSHI and its partners have commenced over 400 loan modifications in this the four months ending April 30, 2009.  This compares to one hundred thirty one (131) loan modifications commenced in the four months ending December 31, 2008.   Because the timing to achieve a loan modification continues to vary considerably from case to case and can take up to six months or longer, comprehensive success/failure statistics are not available these periods.  To date, WSHI has not entered into any agreements with servicing banks, but is working on some promising leads.

WSHI’s profit per loan modification during this period varied greatly and was dependent on many factors, including whether the loan modification was generated through the retail program, the direct-to-lender program, or the now-defunct affiliate program.  During this quarter, WSHI’s profit per loan modification ranged anywhere from between $500 to $2,300, and averaged approximately $1,000 per transaction.  In certain instances where refunds are given due to achieving an unsatisfactory result, WSHI’s profit per loan modification may be lower, or even negative.  Heading into the next quarter of 2009, increased use of advance fee agreements, which require the successful completion of loan modifications before the entire payment is due, may delay the realization of revenue until a modification result is achieved.  Additionally, the Company's adoption of a more consumer-favorable refund policy (i.e., all but a $300 service charge is refunded if a loan modification is not achieved) may negatively impact income.

In late February 2009, the board of directors appointed Mike McCarthy as Chief Executive Officer of the Company and Andrew Kardish as the Chairman of the Board.  Additionally, in late March 2009, the board of directors appointed Lan Mai as Chief Financial Officer of the Company.

During this quarter, we noticed an increasingly hostile regulatory environment and public perception of loan modification companies.  There have been increased enforcement and legal actions taken by both state and local governments to crack down on illegal and fraudulent operations.  Although these events are positive for the Company in the long run (i.e., the legitimate, consumer friendly foreclosure mitigation companies should survive), it adversely affects the short term perception of loan modification as a viable foreclosure mitigation option.  As such, by the end of this quarter, we experienced a noticeable decrease in volume.  Lower interest rates may also adversely affect loan modification volumes going forward as more real estate professionals attempt to refinance troubled mortgages rather than seek modifications.  Additionally, government sponsored and non-profit loan modification programs have reduced the general pool of consumers for loan modifications; however, the Company believes that President Obama's program (which addresses conforming loans) fails to address the bulk of the Company's clients in the hardest hit states like California (where jumbo mortgages are the norm rather than the exception).

Due to the continuing flux of the regulatory environment, the business continues to be in "start-up," or more appropriately, "catch up" mode and operating at a loss with a minimal cushion of operating capital reserves.  For the four-month period ending April 30, 2009 the Company's service revenue increased to $844,859 from $132,322 from the previous 120 day period.  However expenses also increased significantly. The expense increases were primarily related to payroll, marketing & advertising and professional fees. The payroll increase was primarily due to the company adding salaried CEO and CFO positions as well as increasing the retail sales force to a total head count of fourteen (14) from eight (8).  Additionally the now-defunct affiliate program added two (2) account managers during the period to increase the total headcount to five (5).  Marketing & advertising expense increased to $183,462 from $39,927 period over period as the company was focused on increasing sales volume and market share. The primary percentage of M&A (marketing & advertising) was allocated to direct mail. The remainder of M&A was related to purchase of leads from lead aggregators and web development focused on driving organic internet traffic. Professional fees increased to $152,153 from $17,758 from the previous period due to consulting services in several areas, new business development related to potential government contracts, legal fees and audit fees associated with the acquisition of MMLN, as well as increased IT consulting fees.

 Although sales increased period over period, they were negatively impacted in the last 30 days of this period by a well-publicized press conference held by US government officials in early April, 2009. In this press conference government officials announced a multi-agency crack-down on loan modification fraud and foreclosure rescue scams.  Additionally these government officials openly suggested that consumers should not pay any person or company for assistance in a loan modification, as these services are available at no cost from various non-profit and government agencies.  Management during this period made the decision to significantly reduce the number of U.S. states the retail division operated in to ensure compliance with state regulations. Additionally management started the process of eliminating the affiliate program to reduce exposure to significant potential liability and compliance issues.  Although the affiliate program is officially terminated, management expects that the affiliate program will be completely wound-down within 60 days. These decisions did not have a material impact on the revenue during the current reporting period but will have a more substantial impact in subsequent quarters. As a result of these actions and anticipated decline in potential revenue, management undertook significant time researching alternative loan modification options which reduce and or eliminate liability and compliance related issues.  Research was conducted relative to an option for the consumer to process the loan modification on their own or a “DIY” option. These options are viewed as having significantly less liability and or licensing or compliance related pitfalls as they would involve potentially selling an internet-based software program for a flat fee.  Management found a potentially suitable option which enables the consumer to perform the loan modification functions on their own through the assistance of a software/web portal process.  Management has subsequently entered into negations with the technology's owner to negotiate an acquisition of the product using, in part, Company stock.

Also during the period the lenders and loan servicers became more capacity constrained and unable to handle the increase of requests in the loss mitigation area. This has generally led to an increase of processing times to get a resolution on a case which has started to have an impact on customer service as many consumers become frustrated with what seems to be a lack of progress or information regarding the process. While not necessarily reflected in the current time period this could result in an increase of potential refunds as consumers become unwilling to wait up to six months or longer for a resolution.  Although cash reserves are tight, management will be monitoring this closely to ensure adequate reserve amounts for potentially higher than anticipated refunds.

ITEM 3.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is a smaller reporting company and is not required to provide the disclosure under this item.

ITEM 4(T).          CONTROLS AND PROCEDURES.

(a) Disclosure controls and procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including the President and Chief Executive Officer, and the Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” [as defined in the Exchange Act Rule 13a-15(e)] as of the end of the period covered by this report. Based upon the evaluation of the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report, our officers concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2009.  In making this assessment, our management used the criteria set forth by  the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, and not absolute assurance, of achieving the desired control objectives, and management necessarily was required to apply its judgement in evaluating the cost-benefit relationship of possible controls and procedures.

(b) Changes in internal control over financial reporting.

There was no significant change in our internal control over financial reporting that occurred during the four months ended April 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Nor were there any significant deficiencies or material weaknesses in our internal controls requiring corrective actions.

PART II   OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

None.

ITEM 1A.   RISK FACTORS.

The Company is a smaller reporting company and is not required to provide the disclosure under this item.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As part of his compensation package, prior to the reverse acquisition, Mike McCarthy (CEO) received 3,000 shares of common stock from the operating company, and exchanged these for 30,000 shares of restricted stock this quarter 2009.  Also, as part of his compensation package, Lan Mai (CFO) received 25,000 shares of restricted stock this quarter 2009.  On April 9, 2009, the Company issued 100,000 common shares to two promoters for compensation for services.  The Company recorded those shares at fair market value.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                      SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                      OTHER INFORMATION

None.

ITEM 6.                      EXHIBITS

Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Mike McCarthy, Chief Executive Officer (Principal Executive Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Lan Mai, Chief Financial Officer (Principal Financial Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 19, 2009                                                              We Save Homes, Inc.

By:           /s/ Mike McCarthy

Mike McCarthy, Chief Executive Officer
(Principal Executive Officer)

By:           /s/ Lan Mai

Lan Mai, Chief Financial Officer

(Principal Financial Officer)