Form 10-Q/A
period 2009-04-30
We Save Homes, Inc.
filed 2009-07-17
CIK 1410307

U. S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q/A

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

New Account Revenue – Sign-Ups

Anytime the Company signs up a new account for membership, it carries a one time “start up” fee of $500 to $1500.  The revenue is recognized upon the sign-up.

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

NOTE 9 – Acquisition of MMLN

In March 2009, Global West consummated the transactions contemplated by the Exchange Agreement. Accordingly Global West acquired all of the issued and outstanding shares of stock of MMLN in exchange for the issuance in the aggregate of 10,000,000 shares of common stock of Global West. As a result of the Exchange Agreement, MMLN became a wholly-owned subsidiary of Global West.

In addition, the reorganization was treated as an acquisition by the accounting acquiree that is being accounted for as a recapitalization and as a reverse merger by the legal acquirer for accounting purposes. Pursuant to the recapitalization, all capital stock shares and amounts and per share data have been retroactively restated.  Accordingly, the financial statements include the following:

      (1) The balance sheet consists of the net assets of the accounting acquirer at historical cost and the net assets of the legal acquirer at historical cost.

      (2) The statements of operations include the operations of the accounting acquirer for the period presented and the operations of the legal acquirer from the date of the merger.”

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

Revenues

We earned $844,859 in net revenue from business operations during the four months ended April 30, 2009.  During this period, the Company did not receive any fee for its services directly from the borrower.   The Company performed marketing and administrative services for law offices and/or "back-end" loan modification companies and received revenue from those firms.   The affiliate program accounted for 64% ($540,710) and the retail 36% ($304,149) of the revenue for this period.  The associated expenses for the affiliate program were $402,209 and the retail was $299,309.

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

There are three separate promissory notes, representing principal amounts of $50,000, $50,000, and $42,000, by and between the Company and Andrew Kardish.  Pursuant to the general terms of these notes, the Company promises to pay Mr. Kardish the principal, in addition to interest thereon, at a prevailing annual rate of 5.0% or 5.5%, compounded annually, with interest and/or principal payments made on a monthly basis.  The entire loan amounts, including accrued interest and principal, become fully due and payable upon the later of 15 days of receipt of written demand from Mr. Kardish or one year from the date of the executed note. We do not anticipate any more financial support over the next 12 months from related parties.  The Company is currently trying to raise $15 million in capital through a Private Placement Memorandum.    We are not at liberty to disclose any potential investors at this time.

Our cash position as at the end of April 30, 2009 was $55,606 (versus our cash position of $0 at December 31, 2008), and our working capital deficit as at April 30, 2009 was $421,406 compared to $92,782 as at December 31, 2008.  We anticipate that we will need $2,000,000 to finance our operations and software acquisition over the next 12 months and anticipate that we will obtain said financing through the sale of our securities. Working capital is not adequate to meet development costs for the next twelve months.

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

During this period, the Company received loan modification inquiries from most of the 50 United States, although the Company never conducted business within such states.  The Company has reduced the number of states from which it accepts loan modification inquiries due to the fact that many states have imposed stricter regulations related to loan modifications.  Currently, the Company only accepts loan modification inquiries from residents of:  Arizona, Alaska, California, Georgia Hawaii, Montana, and North Dakota, where the Company is either licensed or where no license is required.

Additionally, management started the process of eliminating the affiliate program to reduce exposure to significant potential liability and compliance issues.  Although the affiliate program is officially terminated, management expects that the affiliate program will be completely wound-down within 60 days. These decisions did not have a material impact on the revenue during the current reporting period but will have a more substantial impact in subsequent quarters. As a result of these actions and anticipated decline in potential revenue, management undertook significant time researching alternative loan modification options which reduce and or eliminate liability and compliance related issues.  Research was conducted relative to an option for the consumer to process the loan modification on their own or a “DIY” option. These options are viewed as having significantly less liability and or licensing or compliance related pitfalls as they would involve potentially selling an internet-based software program for a flat fee.  Management found a potentially suitable option which enables the consumer to perform the loan modification functions on their own through the assistance of a software/web portal process.  Management has subsequently entered into negations with the technology's owner to negotiate an acquisition of the product using, in part, Company stock.

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

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                      SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                      OTHER INFORMATION

None.

ITEM 6.                      EXHIBITS

Exhibits:

10.1                        Third Loan Agreement and Promissory Note by and among Mortgage Modification Legal
Network, Inc. and Andrew Kardish.

10.2                        Fourth Loan Agreement and Promissory Note by and among Mortgage Modification Legal
Network, Inc. and Andrew Kardish.

10.3       Fifth Loan Agreement and Promissory Note by and among Mortgage Modification Legal
Network, Inc. and Andrew Kardish.

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