Form 10-Q
period 2009-06-30
We Save Homes, Inc.
filed 2009-08-19
CIK 1410307

U. S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended ___________

[X]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from May 1, 2009 to June 30, 2009

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
June 30, 2009
Common – 12,302,500 shares

PART I - FINANCIAL INFORMATION

ITEM  1. FINANCIAL STATEMENTS

The unaudited interim consolidated financial statements of We Save Homes, Inc., formerly known as Global West Resources, Inc. (“WSHI”), and its wholly-owned subsidiary, Mortgage Modification Legal Network, Inc., (“MMLN,” together with WSHI “we,” “us,” “our,” “the Company”) for the two-month and six-month ended June 30, 2009 are attached hereto.   The Company has changed its financial year to the calendar year.  Our interim consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

It is the opinion of management that the interim consolidated financial statements for the six-month ended June 30, 2009 include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading. These statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. Except where noted, these interim consolidated financial statements follow the same accounting policies and methods of their application as the Company’s December 31, 2008 audited financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim consolidated financial statements be read in conjunction with the Company’s December 31, 2008 audited financial statements.

Operating results for the six-month ended June 30, 2009 are not necessarily indicative of the results that can be expected for the year ending December 31, 2009.

We Save Homes, Inc. & Subsidiary
(Formerly Known As Global West Resources, Inc. & Subsidiary)
Consolidated Balance Sheets
(Unaudited)

	June 30, 2009	December 31, 2008
Assets
Current Assets
Cash	$175,511	$-
Accounts Receivable, Net of Allowance for Doubtful Accounts of $4,998	5,499	56,514
Due from Related Parties	-	11,530
Prepaid Expenses & Employee Advances	2,500	-
Total Current Assets	183,510	68,044

Long Term Assets
Property and Equipment, Net	64,266	33,982
Deposit	48,150	8,149
Total Long Term Assets	112,416	42,131

Total Assets	$295,926	$110,175

Liabilities & Stockholders' Deficit
Liabilities
Current Liabilities
Accounts Payable and Accrued Expenses	$152,365	$60,826
Accrued Penalty	200,000	-
Unearned Revenue	34,997	-
Note Payable - Related Parties	292,000	100,000
Redeemable Shares	150,000	-
Total Liabilities	829,362	160,826

Commitment & Contingencies

Stockholders' Deficit
Preferred stock ($0.001 par value; 10,000,000 authorized: no shares issued and outstanding)	-	-
Common Stock ($0.001 par value; 50,000,000 shares authorized; 12,302,500 shares issued and outstanding at June 30, 2009 and 10,000,000 shares issued and outstanding at December 31, 2008)	12,303	10,000
Additional Paid In Capital	1,095,518	379,839
Subscription Receivable	-	(201,439)
Accumulated Deficit	(1,641,257)	(239,051)
Total Stockholders' Deficit	(533,436)	(50,651)
Total Liabilities & Stockholders' Deficit	$295,926	$110,175

The accompanying notes are an integral part of these unaudited financial statements.

We Save Homes, Inc. & Subsidiary
(Formerly Known As Global West Resources, Inc. & Subsidiary)
Consolidated Statements of Operation
For The Two-Month & Six-Month Periods Ended June 30, 2009
(Unaudited)

	For the Two-Month Period Ended June 30, 2009	For the Six-Month Period Ended June 30, 2009

Net revenues	$72,277	$917,136
Cost of revenues	102,639	471,720
Gross profit (loss)	(30,362)	445,416

Operating costs and expenses
General and administrative expenses	251,270	1,841,642
Loss from operations	(281,632)	(1,396,226)

Other expense
Finance expense	2,235	4,106
Loss on settlement of debt	1,875	1,875
Other expense	4,110	5,981

Net loss	$(285,742)	$(1,402,207)

Basic & diluted weighted average number of common stock outstanding	12,226,762	12,118,605

Basic & diluted net loss per share	$(0.02)	$(0.12)

The operating company didn't exist until August 8, 2008. Therefore, the comparative financials are not available and not presented.

Weighted average number of dilutive shares has not been calculated as the dilutive shares will be anti-dilutive.

The accompanying notes are an integral part of these unaudited financial statements.

We Save Homes, Inc. & Subsidiary
(Formerly Known As Global West Resources, Inc. & Subsidiary)
Consolidated Statement of Cash Flow
For The Six-Month Period Ended June 30, 2009
(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,402,207)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities
Common stocks issued for compensation at the operating company prior to the reverse acquisition	11,657
Common stocks issued for compensation subsequent to the reverse acquisition	668,750
Depreciation	11,083
Loss on settlement of debt	1,875
Changes in working capital:
Decrease in accounts receivable	51,015
Decrease in receivables from related parties	11,530
(Increase) in prepaid expenses & employee advances	(2,500)
(Increase) in deposit	(40,001)
Increase in accounts payable and accrued expenses	91,545
Increase in accrual for legal contingency accruals	200,000
Increase in unearned revenue	34,997
Net cash used in operating activities	(362,256)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(41,367)

CASH FLOWS FROM FINANCING ACTIVITIES
Puttable shares issued for cash subsequent to the reverse acquisition	150,000
Related party note issued	242,625
Issuance of shares for cash (part of subscription receivable)	186,509
Net cash provided by financing activities	579,134

NET INCREASE IN CASH & CASH EQUIVALENTS	175,511

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	-

CASH & CASH EQUIVALENTS, ENDING BALANCE	$175,511

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
Interest paid during the year	$1,547
Taxes paid during the year	$-

NON-CASH INVESTING & FINANCING ACTIVITY:
Common shares issued for acquisition of subsidiary	$10,000

The operating company didn't exist until August 8, 2008. Therefore, the comparative financials are not available and not presented.

The accompanying notes are an integral part of these unaudited financial statements.

WE SAVE HOMES, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 1.    Nature of business and significant accounting policies

We Save Homes, Inc, formerly known as Global West Resources, Inc., (“the Company”, “We”, “Our”, “GWRC”,”WSHI”), is a Nevada corporation formed on May 19, 2006.  The Company previously operated as an exploration stage company organized to explore mineral properties in Nevada.  On March 23, 2009, the Company, exchanged, pursuant to a Share Exchange Agreement with Mortgage Modification Legal Network, Inc. (“MMLN”) (the “Share Exchange Agreement”), an aggregate of 10,000,000 shares of its common stock for all of the issued and outstanding shares of common stock of MMLN (“MMLN Shares”) from the MMLN shareholders.

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

The Company, through its subsidiary, MMLN, had offered potential foreclosure mitigation solutions for distressed homeowners using two (2) business models.  First, MMLN had a retail program that employs both "grass roots" and "technology based" efforts to reach out directly to the troubled homeowner by helping to inform and provide information as to their various foreclosure mitigation options.  Second, MMLN had an affiliate program that marketed specifically to real estate and mortgage professionals.  However, MMLN has discontinued the affiliate program due to increased regulation, potential liabilities that outweighed the benefits thereof, and a high degree of significant risks associated with this program.  The Company currently operates only under the retail model.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States.  However, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included.  The results of operations and cash flows for the period presented are not necessarily indicative of the results of operations for a full year.

Accounts Receivable — As at June 30, 2009 and December 31, 2008, accounts receivable amounted to $5,499 (net of an allowance for bad debt at $4,998) and $56,514 (net of an allowance for bad debt at $4,998), respectively.  The Company evaluates accounts receivable on regular basis to make provision for all the accounts where collectability is doubtful and the amounts are past due.

Concentration of Credit Risk  — Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash.  The Company maintains its cash with high credit quality financial institutions; at times, such balances with any one financial institution may exceed FDIC insured limits.

Revenue Recognition — Under the retail business model, the Company generates modest revenue from MMLN providing loan modification services to home owners through an advance fee agreement.  That is, service fees are collected in advance and deposited into a trust account and records the fees as unearned revenue.  Only when the agreed activities or services are completed in their respective phases are the fees withdrawn from the trust account and recognized as revenue.  During the two-month and the six-month periods ended June 30, 2009, respectively, there was recorded unearned revenue of $34,997.

        Recently Issued Accounting Pronouncements   —

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS 166”), which requires additional information regarding transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 168”), which becomes effective for financial statements issued for interim and annual periods ending after September 15, 2009. SFAS No. 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 168 identifies the sources of accounting principles and the framework for selecting principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with US GAAP (the GAAP hierarchy).

NOTE 2 – Property & Equipment

Property and equipment at June 30, 2009 and December 31, 2008 comprised of the following:

	June 30, 2009 (unaudited)	December 31, 2008
Furniture & Fixture	$33,882	$17,065
Office Equipment	42,634	18,084
Accumulated Depreciation	(12,252)	(1,167)
Net	$64,264	$33,982

During the two-month period ended June 30, 2009, the Company recorded $3,793 as depreciation expense. During the six-month period ended June 30, 2009, the Company recorded $11,085 as depreciation expense.

NOTE 3 – Deposit

The deposit consisted of both a security deposit for leasing offices and funds held by law firms and back end service providers that provided loan modification services.  In December 2008, the Company paid $8,149 as security deposit to rent offices from a non-profit organization, and recorded this amount as long term deposit at December 31, 2008 and June 30, 2009, respectively (See Note 5). In addition, during the six-month period ended June 30, 2009, the Company had deposit at law firms and back end service providers that performed mortgage modification services. Pursuant to some state law, if a law firm or a back-end service provider is unsuccessful in modifying an approved applicant’s mortgage, the law firm or the back-end service provider shall refund to the approved applicant its fees paid. In the event of such refunds, the Company agreed that the deposit would be used for the payment of the refunds, pursuant to the service agreements with the law firms and back end service providers. The Company has a long-term deposit total of $48,150 at June 30, 2009.

NOTE 4 - Short-Term Liabilities to Related Party & Contingencies

The Company recorded related party note payable at $292,000 and $100,000 at June 30, 2009 and December 31, 2008, respectively.

Andrew Kardish, III, Chairman of the Board, loaned the Company $100,000 in 2008.  This loan was evidenced by promissory notes.  $50,000 was repaid with interest in early 2009.  In January 2009, Mr. Kardish loaned the Company another $50,000 which was evidenced by a promissory note.  Andrew Kardish, loaned the Company another $42,000 on April 7th, 2009 as evidenced by a promissory note.  In June 2009, Andrew Kardish forgave a $50,000 note originally issued by MMLN and the interest payable at $625 in exchange for 10,000 shares of the Company stock.  As of June 30, 2009, the Company has $92,000 in debt obligation to Mr. Kardish.  The interest on these notes ranges from 3.25% to 5.5%. The notes are unsecured and fully due and payable on the later of (i) fifteen (15) days of receipt of written demand by the Company from the shareholder or any subsequent assignee of the notes, and (ii) one (1) year from the date of the issuance.

On or about June 25, 2009, the Company received loans from two individuals amounting to $200,000 as evidenced by promissory notes.  These notes have an interest rate of 10% and pay back due date of August 25, 2009.  The individuals who provided the loans are Marc A Grossman, MD and Gaetano Zanfini, each has been appointed members of the Company’s Advisory Board and shall receive 50,000 shares of Company stock before October 24,2009 . Pursuant to the Secured Promissory Note Agreement, the note was secured by the Company's assets including all present and future goods, equipment and inventory, accounts, chattel paper, documents, instruments, general intangibles, fixtures, contracts, proceeds and products of any of the above, and all other property whether now or hereafter existing or now owned or hereinafter acquired by the Company. Moreover, Andrew Kardish, individually, shall guaranty to Lender the full, faithful and prompt performance by the Company of each and every one of the terms, conditions and covenants of the Note, including without limitation, all obligations of the Company to pay the Loan, pursuant to the terms of a separate written Guaranty to be executed by Andrew Kardish in favor of Lender.

NOTE 5 – Lease Commitment

In December, 2008, the Company entered into agreements with a non-profit organization to rent office facilities used for the day to day operation. The lease expiration date is November 30, 2010. The Company paid security deposit of $8,150 at the inception of the lease. The rent expense for the two-month period and the six-month period ended June 30, 2009 was $16,300 and $49,150, respectively.

The Company subleased its office to two related parties through common shareholders (See Note 6), monthly rent amounting to $2,500.  One of the related parties ended its sublease on May 31, 2009.

Future minimum lease payments for the next two years are as follows:

December 31,	Minimum Lease Payment	Sublease Income	Total
2009	$97,800	$(14,250)	$83,550
2010	89,650	(12,000)	77,650
Total	$187,450	$(26,250)	$161,200

NOTE 6 – Related-Party Transactions

The Company subleased its office space to NetDebt LLC and Premier Lending Group, Inc., and received $3,700 and $5,975 from the sublease income for the two-month period and the six-month period ended June 30, 2009, respectively.

NOTE 7 – Accounts Payable and Accruals

Accounts payable and accruals consist of the following at June 30, 2009 and December 31, 2008, respectively:

	June 30, 2009 (Unaudited)	December 31, 2008
Account payable	$53,995	$10,183
Accrued payroll liabilities	31,264	45,584
Other accrued expenses	67,106	1,435
	$152,365	$204,709

NOTE 8 – Stockholder’s Equity

Company Preferred Stock —  Our authorized preferred stock consists of 10,000,000 shares of preferred stock, par value $0.001 per share.  As of June 30, 2009, no preferred stocks were issued and outstanding.

Company Common Stock — Our authorized common stock consists of 50,000,000 shares of common stock, par value $0.001 per share.  As of June 30, 2009, 12,302,500 common shares issued and outstanding.

Prior to the reverse acquisition, as part of their compensation packages, Mike McCarthy (CEO) and Jered Barger (National Sales Manager) received 3,000 shares of restricted stock, respectively, during the six-month period ended April 30, 2009.  The 6,000 shares were recorded at fair value. The per share price was $1.94 (pre-split), and the total value of the 6,000 shares was $11,640. Also, as part of his compensation package, Lan Mai (CFO) received 25,000 shares of restricted stock at April 17, 2009. These shares were recorded at the market price with a per share price at $5.35 upon closing of the transaction day. These shares were valued at $133,750. On April 9, 2009, the Company issued 100,000 common shares to two promoters for compensation for services.  These shares were recorded at the market price with a per share price at $5.35 upon closing of the transaction day. These shares were valued at $535,000. Pursuant to an agreement dated March 13, 2009, on June 11, 2009, the Company issued 100,000 shares of restricted common stock to Rick Kraniak’s Roth IRA for cash consideration of $1.50 per share, for a total investment of $150,000. The shares have a put option attached to them. The shares may be returned to the Company after 120 days from the date of agreement for $150,000. The Company recorded this transaction as a liability. The put option value of $727 was calculated using the black scholes option pricing model assuming volatility of 100%, term of 120 days and discount rate of 1%. The put option value was amortized over the life of the option. Also on June 11, 2009, the Company issued 10,000 shares of common stock to Andrew Kardish’s designee in exchange for the repayment of debt pursuant to the fourth loan agreement with Andrew Kardish. The note principle at $50,000 and its interest incurred at $625 were settled with full satisfaction. The Company recorded the issuance of the shares at fair market value and recorded the loss on settlement of debt at $1,875.

NOTE 9 – Acquisition of MMLN

In March 2009, Global West consummated the transactions contemplated by the Exchange Agreement. Accordingly Global West acquired all of the issued and outstanding shares of stock of MMLN in exchange for the issuance in the aggregate of 10,000,000 shares of common stock of Global West. As a result of the Exchange Agreement, MMLN became a wholly-owned subsidiary of Global West, now known as We Save Homes, Inc.

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

NOTE 10 – Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern. However, we have an accumulated deficit of $1,641,257 as of June 30, 2009. Our total current liabilities exceeded total current assets by $645,852 as of June 30, 2009. Moreover, based on the ever changing legal landscape for loan modifications across the U.S., the Company may face exposure for potential regulatory violations even though it has made changes to the marketing strategy and eliminated the wholesale program.  The Company may incur fines or penalties, some of which could be significant.  Loss reserve accounts will need to be established in event potential legal risks become actual risks.  In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the Company’s continued operations, which in turn is dependent upon the Company’s ability to develop and execute new business models and strategies.

On June 2, 2009, the Company received a letter from the California Department of Real Estate dated May 28, 2009 requesting information regarding business activities in the state of California involving loan modification services. In this correspondence, the DRE also questioned the business activities of a back-end service provider and its licensing status to operate in the state of California.

Upon receipt of the DRE letter, the Company immediately consulted with its legal counsel and subsequently suspended any business activities going forward with the back end service provider. Upon further research on this matter in the ensuing weeks, it came to the attention of the Company that the back end service provider ended its affiliation with a federal chartered bank on or about May 15, 2009 and failed to inform the Company of this action.   The Company has ceased outsourcing back-end processing of all new loan modifications effective June 3, 2009 and brought these activities in-house.  The Company, through MMLN, is still continuing to provide loan modification services utilizing the Advance Fee Agreement as approved by the CA DRE on May 21, 2009.  As of June 30, 2009, unearned revenue from advance fees collected was $34,997.  MMLN is properly licensed to perform loan modification services in California under this Advance Fee Agreement.

The Company is currently working with legal counsel and has responded to the CA DRE’s inquiry for information. The DRE inquiry ultimately may result in fines and or penalties levied against MMLN. It is the Company’s opinion that the total fines and penalties may amount to $200,000 which has been recorded accordingly as a liability.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

The operating subsidiary commenced operations on October 1, 2008.  As with any start-up company, the initial fixed costs required to commence operations were fairly significant.  The Company commenced its loan modifications in late 2008 and, based on its current business model, anticipates that it will not be profitable using this business model.  However, the Company is continually making strides in adapting its overall business strategies to the most recent regulatory landscape and is in the process of acquiring new software technology through the sale of its common stock along with monetary compensation.   This new application will allow the Company to sell via the internet a "do it yourself" application that could revolutionize the entire loan modification industry. The future success and profitability of the Company is directly related to the Company executing its business plan with respect to this platform, which begins with its ability to acquire the rights thereto.

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

As used in this Quarterly Report, the terms "we," "us," "our,” and “Company” mean WSHI unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

CORPORATE BACKGROUND AND OVERVIEW

We were organized under the laws of the State of Nevada on May 19, 2006.  On March 23, 2009, the Company, exchanged, pursuant to a Share Exchange Agreement with its now-subsidiary, Mortgage Modification Legal Network (“MMLN”), (the “Share Exchange Agreement”), an aggregate of 10,000,000 shares of its common stock for all of the issued and outstanding shares of common stock of MMLN from the MMLN security holders.

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

The Company, through its subsidiary, MMLN, had offered potential foreclosure mitigation solutions for distressed homeowners using two (2) business models.  First, we have a retail program that employs both "grass roots" and "technology based" efforts to reach out directly to the troubled homeowner by helping to inform and provide information as to their various foreclosure mitigation options.  Second, MMLN had an affiliate program that marketed specifically to real estate and mortgage professionals.  However, MMLN has discontinued the affiliate program due to increased regulation, potential liabilities that outweighed the benefits thereof, and a high degree of significant risks associated with this program.  The Company currently operates only under the retail model.

Our principal offices are located at 27651 La Paz Road, Suite A, Laguna Niguel, CA 92677.  Our telephone number is (949) 599-1888.  Our website is www.wesavehomes.com .

As with any start-up company, management devotes most of its activities to establishing new business.  The Company initial planned principal activities have not produced significant revenues and have caused it to experience recurring operating losses which we believe is normal in start-up companies. The Company has a working capital deficiency of $645,852 as of June 30, 2009, which our auditors have stated raises concern on our ability to meet planned business objectives and ongoing operations. Our ability to emerge from the development stage as a startup company is dependent upon our successful efforts to plan and execute other business models and strategies.

The following is a discussion of our financial condition, changes in financial condition and results of operations for the two-months period ended June 30, 2009.  The interim consolidated financial statements included herein are unaudited, and, in each case, the related notes.

PLAN OF OPERATION

The following contains forward-looking statements relating to revenues, expenditures and sufficiency of capital resources. Actual results may differ from those projected in the forward-looking statements for a number of reasons, including those described in this quarterly report.

The interim consolidated financial statements for the two-months period ended June 30, 2009 have been prepared assuming that the Company will continue as a going-concern. As discussed in Note 10 to the interim consolidated financial statements, the Company has minimal revenues and limited capital, which together raise some doubt about its ability to continue as a going-concern. Management’s plans in regard to these matters are also described in Note 10. The interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RESULTS OF OPERATIONS

The Company did not exist until August 8, 2008.  Therefore, the comparative financials are not available and not presented.

Two-month period ended June 30, 2009 compared to the six-month period ended April 30, 2009.

Summary

	Two months Ended Jun 30, 2009	Six months Ended Jun 30, 2009

Net Revenue	$72,277	$917,136
Cost of Revenue	(102,639)	(471,720)
General and Admin Expenses	(251,270)	(1,841,642)
Other Income(Loss)	4,110	5,981
	.
Net Income(Loss)	$(285,742)	$(1,402,207)

Expenses

Our expenses for the two-month period and the six-month period ended June 30, 2009, respectively, consisted of the following:

	Two months Ended Jun 30, 2009	Six months Ended Jun 30, 2009

General and Admin Expenses
Payroll	$134,312	$434,926
Marketing Advertising	4,149	187,611
Professional Fees	73,133	225,286
Rent & Office	16,300	49,150
Insurance	2,307	10,617
Miscellaneous	(710)	851,069
Other	21,779	82,983

Total	$251,270	$1,841,642

Our administrative expenses decreased during the two-month period ended June 30, 2009, attributable mainly to the decrease in miscellaneous expenses recorded in the four-month period ended April 30, 2009.   Those miscellaneous expenses included shares issued for compensation and accrued expenses for estimated penalties and fines for the CA DRE matter.   Also, marketing and advertising expenses were reduced significantly along with professional and payroll expenses.

Revenues

The Company earned $72,277 in net revenue from business operations during the two-month period ended June 30, 2009.  During this period, the Company’s subsidiary, MMLN, continued to provide loan modification services utilizing an advance fee agreement as approved by the CA DRE on May 21, 2009.  As of June 30, 2009, unearned revenue from advance fees collected was $34,997.  MMLN is properly licensed to perform loan modification services in California under this advance fee agreement.

LIQUIDITY AND CAPITAL RESOURCES

	Jun 30, 2009 (Unaudited)	December 31, 2008

Working Capital
Current Assets	$183,510	$68,044
Current Liabilities	829,362	160,826

Working Capital (Deficit)	$(645,852)	$(92,782)

Six months Ended Jun 30,2009

Cash Flows
Cash Flows (Used In) Operating	$(362,256)
Cash Flows (Used In) Investing	(41,367)
Cash Flows (Used In) Financing	579,134

Net (Decrease) In Cash During Period	$175,511

During the six-month period ended June 30, 2009, the Company financed some of its operations by receiving $917,136 in net revenue from providing foreclosure mitigation services, including loan modifications.  At June 30, 2009, the Company received financial support and loans from related parties, leaving $292,000 of indebtedness . These notes are unsecured or secured, guaranteed or unguaranteed, and interest bearing.  Two notes payable must be repaid within one year from the issuance date and one has a payback due date of August 25, 2009.

There are two separate promissory notes in the amounts of $50,000, and $42,000 made by and between the Company and Andrew Kardish who is a shareholder and the Company’s Chairman of the Board.  Pursuant to the general terms of these notes, the Company promises to pay Mr. Kardish the principal, in addition to interest thereon, at a prevailing annual rate of 5.0% or 5.5%, compounded annually, with interest and/or principal payments made on a monthly basis.  The entire loan amounts, including accrued interest and principal, become fully due and payable upon the later of 15 days of receipt of written demand from Mr. Kardish or one year from the date of the executed note.

There is a promissory note in the amount of $200,000 made by and between the Company and two individuals, Marc A Grossman, MD and Gaetano Zanfini.  These individuals each will receive 50,000 shares of Company’s stock and has been appointed members of the Company’s Advisory Board.  The Company is currently trying to raise one and a half to two million dollars in capital through a Private Placement Memorandum.    We are not at liberty to disclose any potential investors at this time.

Our consolidated cash position as at the end of June 30, 2009 was $175,511 (versus zero at December 31, 2008), and our consolidated working capital deficit as of June 30, 2009 was $645,852 compared to $92,782 as of December 31, 2008.  We anticipate that we will need at least $2,000,000 to finance our operations and software acquisition over the next 12 months and anticipate that we will obtain said financing through the sale of our securities. Working capital is not adequate to meet development costs for the next twelve months.

Financing Requirements

Currently, our working capital is not adequate to meet business development and acquisition costs for the next twelve months.  We will require additional financing if we are to continue as a going concern.  The Company receives interim support from related parties and plans to raise additional capital through debt and/or equity financings. The Company may also raise additional funds through the exercise of warrants and stock options, if exercised.  We have been successful in the past in acquiring capital through the issuance of shares of our Common Stock, and through advances from related parties. We do not have any arrangements in place for the sale of any of our securities and there is no assurance that we will be able to raise the additional capital that we require to continue operations.

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

CRITICAL ACCOUNTING POLICIES

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 1 of the interim consolidated financial statements for the two-month period ended June 30, 2009, attached hereto this Form 10-Q.

Progress Report For The Two-Months Period

There have been a continued and increasingly hostile regulatory environment and public perception of loan modification companies.  There have been increased enforcement and legal actions taken by both state and local governments to crack down on illegal and fraudulent operations.  Although these events are positive for the Company in the long run (i.e., the legitimate, consumer friendly foreclosure mitigation companies should survive), it adversely affects the short term perception of loan modification as a viable foreclosure mitigation option.  As such, this period we experienced a noticeable decrease in volume.  Lower interest rates may also adversely affect loan modification volumes going forward as more real estate professionals attempt to refinance troubled mortgages rather than seek modifications.  Additionally, government sponsored and non-profit loan modification programs have reduced the general pool of consumers for loan modifications; however, the Company believes that President Obama's program (which addresses conforming loans) fails to address the bulk of the Company's clients in the hardest hit states like California (where jumbo mortgages are the norm rather than the exception).

Due to the continuing flux of the regulatory environment, the business continues to be in "start-up," or more appropriately, "catch up" mode and operating at a loss with a minimal cushion of operating capital reserves.
For the two-months period ended June 30, 2009, MMLN achieved a modest number of sales of its foreclosure mitigation services, primarily loan modifications.    MMLN has ceased outsourcing back-end processing of all new loan modifications effective June 3, 2009 and brought these activities in-house. The Company’s subsidiary, MMLN, continues to provide loan modification services utilizing the Advance Fee Agreement as approved by the CA DRE on May 21, 2009.  MMLN is properly licensed to perform loan modification services in California under this Advance Fee Agreement.   The affiliate program has been officially terminated during this period in order to reduce exposure to significant potential liability and compliance issues.

 Sales of MMLN have been negatively impacted in this period by the termination of the affiliate program as well as a well-publicized press conference held by US government officials in early April, 2009.  In this press conference government officials announced a multi-agency crack-down on loan modification fraud and foreclosure rescue scams.  Additionally these government officials openly suggested that consumers should not pay any person or company for assistance in a loan modification, as these services are available at no cost from various non-profit and government agencies.  MMLN has significantly reduced the number of U.S. states the retail division operated in to ensure compliance with state regulations.   Currently, it only accepts loan modification inquiries from residents of:  Arizona, Alaska, California, Georgia Hawaii, Montana, and North Dakota, where the Company is either licensed or where no license is required.

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

Finally, due to the increase in the regulatory environment as well as the decline in potential revenue, management has spent significant time researching alternative loan modification options.   This research identified an automated method for loss mitigation options that provide standardization, uniformity and transparency as requested by the current Administration.  The new business model allows home owners to submit loan modification requests on their own or a do-it-yourself “DIY” option.   The Company plans to implement this model which is comprised of selling technology services combined with educational material.   This new model is viewed as having significantly less liability and or licensing and compliance related pitfalls as compared to the original model of providing full service loan modifications.     The primary focus would involve selling an internet-based application for a flat fee.   This application also allows the Company to enter into other vertical markets involving loss mitigation solutions and may include business to business (e.g. lender servicers, real estate companies and other organizations involved in loss mitigation services).

During this period, the Company has entered into discussions with the technology's owner to negotiate the acquisition of the product.   The potential acquisition would involve using, in part, Company stock and other monetary compensation.   These negotiations are on-going and have not been finalized as of yet.   Assuming that the Company receives additional funding, we anticipate that this acquisition will be consummated by the end of the third quarter or beginning of the fourth.

PART II   OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

None.

ITEM 1A.   RISK FACTORS.

The Company is a smaller reporting company and is not required to provide the disclosure under this item.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Please see NOTE 8 – Stockholder’s Equity for details.

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

Dated: August 19, 2009                                                              We Save Homes, Inc.

By:           /s/ Mike McCarthy

Mike McCarthy, Chief Executive Officer
(Principal Executive Officer)

By:           /s/ Lan Mai

Lan Mai, Chief Financial Officer

(Principal Financial Officer)