Form 10-Q
period 2009-09-30
We Save Homes, Inc.
filed 2009-11-20
CIK 1410307

U. S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _______________________

Commission File No. 0-21255

    WE SAVE HOMES, INC.
(Exact name of registrant in its Charter)
Nevada	26-4238285

(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No)

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
September 30, 2009
Common – 13,102,500 shares

PART I - FINANCIAL INFORMATION

ITEM  1. FINANCIAL STATEMENTS

The unaudited interim consolidated financial statements of We Save Homes, Inc., formerly known as Global West Resources, Inc. (“WSHI”), and its wholly-owned subsidiary, Mortgage Modification Legal Network, Inc., (“MMLN,” together with WSHI “we,” “us,” “our,” “the Company”) for the three-month and nine-month ended September 30, 2009 are attached hereto.   The Company has changed its financial year to the calendar year.  Our interim consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

It is the opinion of management that the interim consolidated financial statements for the nine-month ended September 30, 2009 include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading. These statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. Except where noted, these interim consolidated financial statements follow the same accounting policies and methods of their application as the Company’s December 31, 2008 audited financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim consolidated financial statements be read in conjunction with the Company’s December 31, 2008 audited financial statements.

Operating results for the nine-month ended September 30, 2009 are not necessarily indicative of the results that can be expected for the year ending December 31, 2009.

We Save Homes, Inc. & Subsidiary
(Formerly Known As Global West Resources, Inc. & Subsidiary)
Consolidated Balance Sheets
(Unaudited)

	September 30, 2009	December 31, 2008
Assets
Current Assets
Cash and Cash Equivalents	$250,020	$-
Accounts Receivable, Net of Allowance for Doubtful Accounts of $4,998	-	56,514
Due from Related Parties	-	11,530
Prepaid Expenses & Employee Advances	6,871	-
Total Current Assets	256,891	68,044

Long Term Assets
Property and Equipment, Net	58,545	33,982
Deposit	50,650	8,149
Total Long Term Assets	109,195	42,131

Total Assets	$366,086	$110,175

Liabilities & Stockholders' Deficit
Liabilities
Current Liabilities
Accounts Payable and Accrued Expenses	$89,001	$60,826
Accrual for Potential Penalties and Fines	200,000	-
Unearned Income	8,579	-
Note Payable - Related Party	92,000	100,000
Convertible Note Payable - Related Party, Net of Beneficial Conversion Feature	9,804	-
Other Liabilities	150,000	-
Redeemable Shares	150,000	-

Total Liabilities	699,384	160,826

Commitment & Contingencies

Stockholders' Deficit
Preferred stock ($0.001 par value; 10,000,000 authorized: no shares issued and outstanding)	-	-
Common stock ($0.001 par value; 50,000,000 shares authorized; 13,102,500 shares issued and outstanding at September 30, 2009 and 10,000,000 shares issued and outstanding at December 31, 2008)	13,103	10,000
Additional Paid In Capital	4,601,941	379,839
Subscription Receivable	-	(201,439)
Accumulated Deficit	(4,948,342)	(239,051)
Total Stockholders' Deficit	(333,298)	(50,651)
Total Liabilities & Stockholders' Deficit	$366,086	$110,175

The accompanying notes are an integral part of these unaudited financial statements.

We Save Homes, Inc. & Subsidiary
(Formerly Known As Global West Resources, Inc. & Subsidiary)
Consolidated Statements of Operation
For The Nine-Month & Three-Month Periods Ended September 30, 2009 & 2008
(Unaudited)

	For The Three-Month Period Ended September 30,		For The Nine-Month Period Ended September 30,
	2009	2008	2009	2008

Net revenues	$21,261	$-	$938,397	$-
Cost of revenues	3,023	-	474,743	-
Gross profit	18,238	-	463,654	-

Operating costs and expenses
General and administrative expenses	3,309,084	14,867	5,150,726	14,867
Loss from operations	(3,290,846)	(14,867)	(4,687,072)	(14,867)

Other expense
Finance expense	4,908	-	9,014	-
Loss on settlement of debt	-	-	1,875	-
Put option expense	727	-	727	-
Beneficial conversion expense	9,804	-	9,804	-
Other expense	15,439	-	21,420	-

Net loss before income taxes	(3,306,285)	(14,867)	(4,708,492)	(14,867)

Provision of income taxes	800	-	800	-

Net loss	$(3,307,085)	$(14,867)	$(4,709,292)	$(14,867)

Basic & diluted weighted average number of common stock outstanding	12,546,739	162,722	12,270,540	162,722

Basic & diluted net loss per share	$(0.26)	$(0.09)	$(0.38)	$(0.09)

Weighted average number of shares used to compute basis and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these unaudited financial statements.

We Save Homes, Inc. & Subsidiary
(Formerly Known As Global West Resources, Inc. & Subsidiary)
Consolidated Statements of Cash Flow
For The Nine-Month Period Ended September 30, 2009 & 2008
(Unaudited)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,709,292)	$(14,867)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities
Common stocks issued for compensation	3,586,907	-
Depreciation	16,804	-
Loss on settlement of debt	1,875	-
Option expense	727
Amortization of beneficial conversion feature	9,804
Changes in working capital:
Decrease in accounts receivable	56,516	-
Decrease in receivables from related parties	11,530	-
(Increase) in prepaid expenses & employee advances	(6,871)	-
(Increase) in deposit	(42,501)	-
Increase in unearned revenue	8,579	-
Increase in legal contingency accruals	200,000	-
Increase in accounts payable and accrued expenses	28,175	42,021
Net cash provided by (used in) operating activities	(837,747)	27,154

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(41,367)	-
Net cash used in investing activities	(41,367)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Related party notes issued	42,625	-
Related party convertible notes issued	100,000	-
Related party prepayment for stock issuance	150,000	-
Issuance of shares for cash (part of subscription receivable)	186,509	-
Issuance of redeemable shares for cash	150,000	-
Issuance of shares for cash	500,000	36,813
Net cash provided by financing activities	1,129,134	36,813

NET INCREASE IN CASH & CASH EQUIVALENTS	250,020	27,154

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	-	-

CASH & CASH EQUIVALENTS, ENDING BALANCE	$250,020	$27,154

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

Interest paid during the year	$4,880	$-
Taxes paid during the year	$800	$-

NON-CASH INVESTING & FINANCING ACTIVITY:
Common shares issued for acquisition of subsidiary	$10,000	$-

The accompanying notes are an integral part of these unaudited financial statements.

We Save Homes, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements
For the Nine Month Periods Ended September 30, 2009 and 2008

NOTE 1.    Nature of business

We Save Homes, Inc , formerly known as Global West Resources, Inc., (“the Company”, “We”, “Our”, “GWRC”,”WSHI”), is a Nevada corporation formed on May 19, 2006.  The Company was previously operated as an exploration stage company organized to explore mineral properties in Nevada.  On March 23, 2009, the Company, exchanged, pursuant to a Share Exchange Agreement with Mortgage Modification Legal Network, Inc. (“MMLN”) (the “Share Exchange Agreement”), an aggregate of 10,000,000 shares of its common stock for all of the issued and outstanding shares of common stock of MMLN (“MMLN Shares”) from the MMLN shareholders.

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

The Company, through its subsidiary, MMLN, had offered potential foreclosure mitigation solutions for distressed homeowners using two (2) business models.  First, the Company has a retail program that employs both "grass roots" and "technology based" efforts to reach out directly to the troubled homeowner by helping to inform and provide information as to their various foreclosure mitigation options.  Second, the Company had an affiliate program that marketed specifically to real estate and mortgage professionals.  However, the Company discontinued the affiliate program in the second quarter of 2009 due to increased regulation, potential liabilities that outweighed the benefits thereof, and a high degree of significant risks associated with this program.  On June 2, 2009, the Company received a letter from the California Department of Real Estate dated May 28, 2009 requesting information regarding business activities in the state of California involving loan modification services. In this correspondence, the DRE also questioned the business activities of a back-end service provider and its licensing status to operate in the state of California (note 13).   The Company has ceased outsourcing to this back-end processing of all new loan modifications effective June 3, 2009 and brought these activities in-house.  The Company is properly licensed to perform loan modification services in California under an Advance Fee Agreement as approved by the CA DRE on May 21, 2009.   As of the end of August, the Company ceased to offer or accept any new loan modification cases.

The Company now is offering retail subscriptions to an online application which will allow homeowners to store and access information for real estate and mortgage lending activities, such as loss mitigation.   In addition, the Company plans to offer this service to lenders, banks, real estate brokers and professionals to perform various real estate related transactions such as short sales, loan restructure, refinancing and other features to be developed at a later time.

NOTE 2.  Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiary. All material intercompany balances and transactions have been eliminated. The unaudited interim consolidated financial statements and related notes are presented in accordance with the rules and regulations of the Securities and Exchange Commission with regard to interim financial information. Accordingly, the unaudited consolidated financial statements may not include all of the information and notes to financial statements required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented have been included. Results of operations for the September 30, 2009 interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2009 or for any other future interim period.

NOTE 3.  Significant Accounting Policies

 Accounts Receivable — as of September 30, 2009 and December 31, 2008, accounts receivable amounted to zero and $56,514 (Net of Allowance for Doubtful Accounts of $4,998), respectively.  The Company anticipates the main source of future revenue will derive from sales of online subscriptions which will have fees collected immediately.  Therefore the total amount of accounts receivable in the future will not be substantial.

Intangible Assets –

Intangible assets consist of product licenses, renewals, enhancements, copyrights, trademarks, trade names, customer lists and goodwill.  The Company evaluates intangible assets, goodwill and other long-lived assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows.

As part of intangible assets, the Company capitalizes certain computer software development costs in accordance with ASC 985 (previously SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.”)  Costs incurred internally to create a computer software product or to develop an enhancement to an existing product are charged to expense when incurred as research and development expense until technological feasibility for the respective product is established.  Thereafter, all software development costs are capitalized and reported at the lower of unamortized cost or net realizable value.  Capitalization ceases when the product or enhancement is available for general release to customers.

The Company makes on-going evaluations of the recoverability of its capitalized software projects by comparing the amount capitalized for each product to the estimated net realizable value of the product.  If such evaluations indicate that the unamortized software development costs exceed the net realizable value, the Company writes off the amount which the unamortized software development costs exceed net realizable value.  Capitalized and purchased computer software development costs are being amortized ratably based on the projected revenue associated with the related software or on a straight-line basis over three years, whichever method results in a higher level of amortization.

The Company entered into a Joint Development Agreement (“JDA”) with a web-based application development company, Loan Resolve Technology Inc (“LRT”) on or about July 30, 2009.  As part of the agreement, the Company agreed to fund LRT $360,000 for product development.  As of September 30, 2009, the Company has funded LRT $120,000 of the $360,000.  As such, the Company expensed the $120,000 during the three month period ended September 30, 2009. In addition, the Company agreed to pay the principal of LRT a consulting fee of $12,500 per month for a period of three years.

Concentration of Credit Risk  — Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash.  The Company maintains its cash with high credit quality financial institutions; at times, such balances with any one financial institution may exceed FDIC insured limits.  Also, the main source of revenue anticipated for the Company is the sales of online subscriptions.   Should the anticipated sales volume of these subscriptions not materialized, then the Company will experience significant financial hardship.

Financial Instruments  — Our financial instruments consist of cash, accounts receivable, accounts payable, and notes payable (related party).  The carrying values of cash, accounts receivable, accounts payable, and notes payable are representative of their fair values due to their short-term maturities.

Revenue Recognition — The Company generated modest revenue from providing loan modification services to home owners through an advance fee agreement.  That is, the Company collected service fees in advance and deposited them into a trust account and records the fees as unearned revenue.  Only when the agreed activities or services were completed in their respective phases were the fees withdrawn from the trust account and recognized as revenue.  Fees collected from sales of online subscription are recorded as unearned revenue because the subscriptions are valid for a 12-month period.  As such, the Company records the proportionate amount as revenue for the current month that the fees were collected and each subsequent month until the 12-month subscription period lapses.

Recently Issued Accounting Pronouncements   —

In June 2009, the FASB issued ASC 105 (previously SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles ("GAAP") - a replacement of FASB Statement No. 162), which will become the source of authoritative accounting principles generally accepted in the United States recognized by the FASB to be applied to nongovernmental entities. The Codification is effective in the third quarter of 2009, and accordingly, the Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature. The Company does not believe that this will have a material effect on its consolidated financial statements.

In June 2009, the FASB issued amended standards for determining whether to consolidate a variable interest entity. These amended standards eliminate a mandatory quantitative approach to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity in favor of a qualitatively focused analysis, and require an ongoing reassessment of whether an entity is the primary beneficiary. These amended standards are effective for us beginning in the first quarter of fiscal year 2010 and we are currently evaluating the impact that adoption will have on our consolidated financial statements.

In June 2009, the FASB issued ASC 855 (previously SFAS No. 165, Subsequent Events), which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. It is effective for interim and annual periods ending after June 15, 2009. There was no material impact upon the adoption of this standard on the Company’s consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, which amends ASC Topic 820, Measuring Liabilities at Fair Value, which provides additional guidance on the measurement of liabilities at fair value. These amended standards clarify that in circumstances in which a quoted price in an active market for the identical liability is not available, we are required to use the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities, or quoted prices for similar liabilities when traded as assets. If these quoted prices are not available, we are required to use another valuation technique, such as an income approach or a market approach. These amended standards are effective for us beginning in the fourth quarter of fiscal year 2009 and are not expected to have a significant impact on our consolidated financial statements.

NOTE 4 – Fixed Assets

Fixed and intangible assets as of September 30, 2009 and December 31, 2008 comprised of the following:

	September 30, 2009	December 31, 2008
Furniture & Fixture	$33,882	$35,149
Office Equipment	42,634	-
Accumulated Depreciation	(17,971)	(1,167)
Net	$58,545	$33,982

During the nine months ended September 30, 2009 and 2008, the Company recorded $16,804 and zero as depreciation expenses, respectively.

 NOTE 5 – Deposit and Contingency

The deposit consisted of both a security deposit for leasing offices and funds held by law firms and back end service providers that provided loan modification services.  In December 2008, the Company paid $8,149 as security deposit to rent offices from a non-profit organization, and recorded this amount as long term deposit at December 31, 2008 and September 30, 2009, respectively (See Note 7). In addition, the Company has deposits at law firms and back end service providers that performed mortgage modification services. Pursuant to some state law, if a law firm or a back-end service provider is unsuccessful in modifying an approved applicant’s mortgage, the law firm or the back-end service provider shall refund to the approved applicant its fees paid. In the event of such refunds, the Company agreed that the deposit would be used for the payment of the refunds, pursuant to the service agreements with the law firms and back end service providers.

The Company has a long-term deposit total of $50,650 at September 30, 2009.   $30,000 of the security deposit is with a backend processor.   During this period, disputes have arisen between the Company and the backend processor regarding this amount which leaves it in question as far as the collectability of that amount. The Company continued to evaluate the collectability of this deposit. If it becomes unrecovered, the Company will write off this deposit.

NOTE 6 - Short-Term Liabilities to Related Party

The Chairman of the Board, loaned the Company $100,000 in 2008.  This loan was evidenced by promissory notes.  $50,000 was repaid with interest in early 2009.  In January 2009, The Chairman loaned the Company another $50,000 which was evidenced by a promissory note.  The Chairman, loaned the Company another $42,000 on April 7th, 2009 as evidenced by a promissory note.  In May 2009, the Chairman forgave a $50,000 note originally issued by MMLN in exchange for 10,000 shares of the Company stock.  As of September 30, 2009, the Company has $92,000 in debt obligation to the Chairman.  The interest on these notes ranges from 5% to 5.5%. The notes are unsecured and fully due and payable on the later of (i) fifteen (15) days of receipt of written demand by the Company from the shareholder or any subsequent assignee of the notes, and (ii) one (1) year from the date of the issuance.

On or about June 25, 2009, the Company received loans from two individuals amounting to $200,000 as evidenced by promissory notes.  These notes have an interest rate of 10% compounded annually and a payback due date of August 25, 2009.  The individuals who provided the loans each received 50,000 shares of Company’s stock and has been appointed members of the Company’s Advisory Board.  The Company repaid the principal and all related interest for these two notes in full on or about August 25, 2009.

On or about September 21, 2009, the Company received a $100,000 loan from another shareholder as evidenced by a promissory note.  This note has an interest rate of 10% compounded annually and a payback due date of January 1, 2010 and is collateralized by a pledge of substantially all of the Company’s assets.  Moreover, the Chairman, individually, shall guaranty to the lender the full, faithful and prompt performance by the Company of each and every one of the terms, conditions and covenants of the Note, including without limitation, all obligations of the Company to pay the Loan, pursuant to the terms of a separate written Guaranty to be executed by Andrew Kardish in favor of the lender. In addition, this note has a conversion provision which gives the lender up to the date the loan is repaid in full the option to convert the balance due into the Company’s common stock at $2.00 per share or at the prevailing offering rate. The fair value of the beneficial conversion feature at the inception of this convertible note was $100,000. The first $90,196 of the discount has been shown as a discount to the convertible note which will be amortized over the term of the note and the excess of $9,804 has been shown as financing costs in the statement of operations as of September 30, 2009.

NOTE 7 – Lease Commitment

In December, 2008, the Company entered into agreements with a non-profit organization to rent office facilities used for the day to day operation. The lease expiration date is November 30, 2010.  The Company paid a security deposit of $8,149 at the inception of the lease. The rent expense for nine-month period ended September 30, 2009 was $73,600.  During this quarter, the Company engaged in negotiation with the leasing party in an effort to reduce the monthly lease rate and transfer the lease to We Save Homes, Inc.   As of September 30, 2009 the lease terms and obligation remain the same.

The subsidiary had subleased its office to related parties through common shareholders (See Note 8).  One of the related parties ended its sublease on May 31, 2009 and the other on July 31, 2009.

Future minimum lease payments for the 2009 and 2010 are as follows:

December 31,	Minimum Lease Payment	Sublease Income	Total
2009	$97,800	$-12,800	$85,000
2010	89,650	-	89,650
Total	$187,450	$-12,800	$174,650

NOTE 8 – Related-Party Transactions

The Company subleased its office space to NetDebt LLC and Premier Lending Group, Inc., and received $12,800 and $0 from the sublease income for nine-month period ended September 30, 2009 and 2008, respectively. The Company had zero receivable in sublease income as of September 30, 2009 and September 30, 2008, respectively.

NOTE 9 – Accounts Payable and Accrued Expenses

Accounts payable and accruals consist of the following for September 30, 2009 and September 30, 2008, respectively:

	September 30, 2009	December 31, 2008
Accounts payable	$-	$60,826
Accrued payroll liabilities	23,593	-
Other accrued expenses	65,408	-
	$89,001	$60,826

The other accrued expenses of $65,406 are payments due to affiliates for activities that occurred in second quarter of 2009.  These affiliate payments were held back in reserves as contingency for refunds.  Given the potential penalties and fines that may result from the DRE matter (see Note 13), the Company may reclassify this amount to Accrual for Potential Penalties and Fines in the fourth quarter 2009.

NOTE 10 - Other Contingency

Subsequent to the period ended September 30, 2009, one of the Company’s shareholders asserted a claim and threatened litigation against the Company and certain officers, directors and/or shareholders. The Company and the individuals involved dispute and deny such allegations, and are attempting to make a global settlement with this shareholder which would include the repurchase by the Company or by other individuals of all of the shareholder’s shares in the Company.

NOTE 11 – Stockholder’s Equity

Company Preferred Stock —  Our authorized preferred stock consists of 10,000,000 shares of preferred stock, par value $0.001 per share.  As of September 30, 2009, no preferred stocks were issued and outstanding.

Company Common Stock — Our authorized common stock consists of 50,000,000 shares of common stock, par value $0.001 per share.  As of September 30, 2009, 13,102,500 common shares issued and outstanding.

Prior to the acquisition of MMLN, as part of their compensation packages, the CEO and National Sales Manager received 3,000 shares of restricted stock, respectively, in March 2009.  The 6,000 shares were recorded at fair value. The per share price was $1.94 (pre-split), and the total value of the 6,000 shares was $11,640. Also, as part of his compensation package, the CFO received 25,000 shares of restricted stock at April 17, 2009. These shares were recorded at the market price with a per share price at $5.35 upon closing of the transaction day. These shares were valued at $133,750. On April 9, 2009, the Company issued 100,000 common shares to two promoters for compensation for services.  These shares were recorded at the market price with a per share price at $5.35 upon closing of the transaction day. These shares were valued at $535,000.

Pursuant to an agreement dated May 13, 2009, on June 11, 2009, the Company issued 100,000 shares of restricted common stock to a shareholder’s Roth IRA for cash consideration of $1.50 per share, for a total investment of $150,000. The shares have a put option attached to them. The shares may be returned to the Company after 120 days from the date of agreement for $150,000. The Company recorded this transaction as a liability. The put option value of $727 was calculated using the black scholes option pricing model assuming volatility of 100%, term of 120 days and discount rate of 1%. The put option value was amortized over the life of the option.

Also on June 11, 2009, the Company issued 10,000 shares of common stock to Chairman’s designee in exchange for the repayment of debt pursuant to the fourth loan agreement with Andrew Kardish. The note principle at $50,000 and its interest incurred at $625 were settled with full satisfaction. The Company recorded the issuance of the shares at fair market value and recorded the loss on settlement of debt at $1,875.

In August 2009, the Company conducted private placements of shares of common stock and entered into purchase agreements with two individuals and a shareholder’s Roth IRA, respectively. Pursuant to the agreements, at September 15, 2009, 250,000 shares of common stock at a cash consideration of $500,000 were issued at a purchase price of $2.00 per share. One individual paid an addition of $150,000 at the end of September for common stocks, which were not issued at September 30, 2009. The Company recorded this proceed as other liabilities.

In September 2009, the Company issued 80,000 restricted shares of its common stock to five employees for compensation.  These shares were recorded at the market price upon closing of the transaction day and valued at $408,000.  Also in September 2009, the Company issued 450,000 restricted shares of its common stock to six individuals and one trust in exchange for advisory and/or consulting services.  These shares were recorded at the market price upon closing of the transaction day and valued at $2,392,500.  The Company also issued 20,000 restricted shares of its common stock to an individual in exchange for marketing services.  These shares were recorded at the market price upon closing of the transaction day and valued at $106,000.

Also in September 2009, two shareholders, who each owned over 1.8 million shares of WSHI common stocks, signed an agreement with the Company agreeing to sell, transfer and assign majority of their shares.   One of these shareholders agreed to sell approximately 1.2 million of his shares and retain 600,000 and the other agreed to sell approximately 1.5 million of his shares and retained 300,000 shares.

NOTE 12 – Acquisition of MMLN

In March 2009, the Company consummated the transactions contemplated by the Exchange Agreement. Accordingly the Company acquired all of the issued and outstanding shares of stock of MMLN in exchange for the issuance in the aggregate of 10,000,000 shares of common stock of Global West. As a result of the Exchange Agreement, MMLN became a wholly-owned subsidiary of We Save Homes, Inc (fka Global West Resources, Inc).

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

      (2) The statements of operations include the operations of the accounting acquirer for the period presented and the operations of the legal acquirer from the date of the merger.

NOTE 13 – Going Concern

The Company’s unaudited consolidated financial statements are prepared consistent with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.   However, we have an accumulated deficit of $4,948,342 as of September 30, 2009. Our total current liabilities exceeded total current assets by $442,493 as of September 30, 2009.   Moreover, based on the ever changing legal landscape for loan modifications across the U.S., the Company may face exposure for potential regulatory violations even though it has ceased to offer or accept any new loan modification cases at the end of August 2009.  The Company may incur fines or penalties, some of which could be significant.  Loss reserve accounts will need to be established in event potential legal risks become actual risks.  In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the subsidiary’s continued operations, which in turn is dependent upon the Company’s ability to develop and execute new business models and strategies.

On June 2, 2009, the Company received a letter from the California Department of Real Estate (“DRE”) dated May 28, 2009 requesting information regarding business activities in the state of California involving loan modification services. In this correspondence, the DRE also questioned the business activities of a back-end service provider and its licensing status to operate in the state of California.  Upon receipt of the DRE letter, the Company immediately consulted with its legal counsel and subsequently suspended any business activities going forward with the back end service provider.  The Company has ceased outsourcing back-end processing of all new loan modifications effective June 3, 2009 and brought these activities in-house.  MMLN is properly licensed to perform loan modification services in California under an Advance Fee Agreement as approved by the CA DRE on May 21, 2009.  For the quarter ended September 30, 2009, unearned revenue from advance fees collected was $15,075.

Upon further research in the ensuing weeks, it came to the attention of the Company that the back end service provider ended its affiliation with a federal chartered bank on or about May 15, 2009 and failed to inform the Company of this action.   Due to this fact and other misrepresentation, the Company’s  legal counsel has submitted a letter of demands to this back end service provider and its related parties to assert the Company’s claim to indemnify for any potential fines or penalties arising from any misrepresentation or fraud committed by the service provider.  Subsequent to September 30, 2009, the Company received a response from the legal representative of the back end service provider denying all allegations and stating that they will vigorously defend their position.  The Company will have its legal counsel respond and take actions accordingly.

The Company has responded to the CA DRE’s inquiry for information and continues to work with legal counsel on this matter. The DRE inquiry ultimately may result in fines and or penalties levied against MMLN. It is the Company’s opinion that the total fines and penalties may amount to $200,000 which has been recorded accordingly as a liability of MMLN.   As of September 30, 2009, the Company has no update to report as it relates to the DRE matter.

 The operating subsidiary commenced operations on October 1, 2008.  As with any start-up company, the initial fixed costs required to commence operations were fairly significant.  The Company commenced its loan modifications in late 2008 and, based on that business model, the Company was and will not be profitable.  However, the Company is continually making strides in adapting its overall business strategies to the most recent regulatory landscape and has taken steps to acquire the rights to a new software technology through the sale of its common stock along with monetary compensation, and funding for product development.   This new application allows the Company to sell via the internet a "do it yourself" application that could make the qualification and approval process of a loan modification more efficient and less expensive to a distressed homeowner.  The Company also has preliminary strategic plans to market this application to lenders, banks, real estate brokers and professionals to perform various real estate related transactions such as short sales, loan restructure, refinancing and other features to be developed at a later time. The future success and profitability of the Company is directly related to the Company executing its business plan with respect to this platform.

The Company will require additional funding if it is to continue as a going concern.   The Company anticipates that any external financing that we are able to obtain will be through the private placement sale of our common stock or short-term secured loans from parties who are non-financial institutions.  The Company does have verbal arrangements in place for the sale of our common stock.  However, there is no assurance that the Company will be able to raise the additional capital that is required to continue operations or at all.   These factors raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE 14 - Liquidity

During this period, the Company has funded its operations and business development primarily through private placement sales of its common stock and short term loans by private individuals and trusts. In this regard, during the nine months ended September 30, 2009, the Company received approximately $986,509 through sales of and prepayment for its common stock, and $392,000 from short-term loans ($200,000 were paid back) (See Note 6.).

The Company continues to be engaged in additional fund-raising activities to fund future operations, capital expenditures, potential acquisitions of businesses, and provide additional working capital, and in this regard has entered into a funding arrangement providing for borrowings of up to $200,000 pursuant to a convertible promissory note collateralized by a pledge of substantially all of the Company’s assets.   However, there is no assurance that this or other additional financing will be available on favorable terms or at all.  If the Company raises additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders.  If the Company does not raise additional capital, then the Company will experience significant financial hardship and will have considerable difficulty to fund operations, business development and growth.  At September 30, 2009, the Company does not have sufficient cash to meet its needs for the next twelve months.

The Company has incurred significant losses since inception, including $4,709,292 and $14,867 during the fiscal year-to-date nine months ended September 30, 2009 and 2008, respectively, and has an accumulated deficit at September 30, 2009 of $4,948,342, and has relied on proceeds from sales of its common stock, along with convertible note borrowings, to fund operations and business development and growth.   It must be noted that the majority of the accumulated deficit or losses is the result of non-cash expenses from issuance of common stock shares to various parties for advisory, marketing services and compensations.   In any case, it is expected that the Company will continue to experience net losses throughout this current fiscal year.  The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company have to curtail operations or be unable to continue in existence.

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

Further, in connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf.

As used in this Quarterly Report, the terms "we," "us," "our,” and “Company” mean WSHI unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

CORPORATE BACKGROUND AND OVERVIEW

Organization  - The Company was organized under the laws of the State of Nevada on May 19, 2006.  On March 23, 2009, the Company, exchanged, pursuant to a Share Exchange Agreement with its now-subsidiary, Mortgage Modification Legal Network (“MMLN”), (the “Share Exchange Agreement”), an aggregate of 10,000,000 shares of its common stock for all of the issued and outstanding shares of common stock of MMLN from the MMLN security holders.   On March 30, 2009, our board of Directors and shareholders approved a change in our name to We Save Homes, Inc.   The Company on May 20, 2009 amended its Articles of Incorporation with the State of Nevada and amended its Bylaws to change its end of fiscal year to December 31, effective June 8, 2009. The Amendment also allowed the Company to consummate its name change to We Save Homes, Inc.  On June 8, 2009, the Company received notice from the State of Nevada confirming the Amendment.   Our principal offices are located at 27651 La Paz Road, Suite A, Laguna Niguel, CA 92677.  Our telephone number is (877) 593-4464.  Our website is www.wesavehomes.com.

Business - The Company, through its subsidiary, MMLN, had offered potential foreclosure mitigation solutions for distressed homeowners using two (2) business models.  First, MMLN had a retail program that employed both "grass roots" and "technology based" efforts to reach out directly to the troubled homeowner by helping to inform and provide information as to their various foreclosure mitigation options.  Second, MMLN had an affiliate program that marketed specifically to real estate and mortgage professionals.  However, the subsidiary discontinued the affiliate program in the second quarter of 2009 due to increased regulation, potential liabilities that outweighed the benefits thereof, and a high degree of significant risks associated with this program.  On June 2, 2009, the Company received a letter from the California Department of Real Estate dated May 28, 2009 requesting information regarding business activities in the state of California involving loan modification services. In this correspondence, the DRE also questioned the business activities of a back-end service provider and its licensing status to operate in the state of California (Note 13).   The Company has ceased outsourcing to this back-end processing all new loan modifications effective June 3, 2009 and brought these activities in-house.  MMLN is properly licensed to perform loan modification services in California under an Advance Fee Agreement as approved by the CA DRE on May 21, 2009.   As of the end of August, MMLN ceased to offer or accept any new loan modification cases and is in the process of winding down its business.

Instead of offering full-service loan modifications, the Company is now offering retail subscriptions to an online do-it-yourself loan modifications and short sale software application which will allow homeowners to store and access information for real estate and mortgage lending activities, such as foreclosure mitigation.   Incomplete foreclosure mitigation packages are the main reason for delays in the loan modification process.   This application helps the homeowner put together a complete package by factoring in all possible situations when compiling a loan modification package including: self employment, W2 employee, unemployed, retired or on permanent disability.  With step-by-step help videos and a user guide,   this application answers many questions that the homeowner may have.   This application is designed to assist the homeowner gather documentations, enter them into the system and prepare a complete package ready to submit to the homeowner’s lender.   This application allows the user to access his/her account online securely from home, office or while traveling.   It is password protected and designed with a tier 1 data security and documentation encryption service.    The application provides a distressed homeowner with the tools needed to have a better chance at attaining the desired foreclosure mitigation results all for significantly less money than a full service loan modification or short sale.   In addition, the Company plans to offer this service to lenders, banks, real estate brokers and professionals to perform various real estate related transactions such as short sales, loan restructure, refinancing and other features to be developed at a later time.

Basis of presentation – The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiary. All material intercompany balances and transactions have been eliminated. The unaudited interim condensed consolidated financial statements and related notes are presented in accordance with the rules and regulations of the Securities and Exchange Commission with regard to interim financial information. Accordingly, the condensed consolidated financial statements may not include all of the information and notes to financial statements required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented have been included. Results of operations for the December 31, 2009 interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2009 or for any other future interim period.

The interim unaudited condensed consolidated financial statements for the quarter ended September30, 2009 have been prepared assuming that the Company will continue as a going-concern. As discussed in Note 13 to the interim unaudited condensed consolidated financial statements, the Company has minimal revenues and limited capital, which together raise some doubt about its ability to continue as a going-concern.   Management’s plans in regard to these matters are also described in Note 13.   The interim unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PLAN OF OPERATION

The following contains forward-looking statements relating to revenues, expenditures and sufficiency of capital resources.  Actual results may differ from those projected in the forward-looking statements for a number of reasons, including those described in this quarterly report.

Significant Accounting Policies

Concentration of Credit Risk  — Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash.  The Company maintains its cash with high credit quality financial institutions; at times, such balances with any one financial institution may exceed FDIC insured limits.  Also, the main source of revenue anticipated for the Company is the sales of online subscriptions.   Should the anticipated sales volume of these subscriptions not materialized, then the Company will experience significant financial hardship.

Financial Instruments  — Our financial instruments consist of cash, accounts receivable, accounts payable, and notes payable (related party).  The carrying values of cash, accounts receivable, accounts payable, and notes payable are representative of their fair values due to their short-term maturities.

Revenue Recognition — The Company generated modest revenue from providing loan modification services to home owners through an advance fee agreement.  That is, the Company collects service fees in advance and deposit them into a trust account and records the fees as unearned revenue.  Only when the agreed activities or services are completed in their respective phases are the fees withdrawn from the trust account and recognized as revenue.  Fees collected from sales of online subscription are recorded as unearned revenue because the subscriptions are valid for a 12-month period.  As such, the Company records the proportionate amount as revenue for the current month that the fees were collected and each subsequent month until the 12-month subscription period lapses.

Intangible Assets - The Company entered into a Joint Development Agreement (“JDA”) with a web-based application development company, Loan Resolve Technology Inc (“LRT”) on or about July 30, 2009.  As part of the agreement, the Company agreed to fund LRT $360,000 for product development.  As of September 30, 2009, the Company has funded LRT $120,000 of the $360,000.  As such, the Company recorded the software development cost as an intangible asset with an estimated useful life of three years starting September 1, 2009.  This intangible asset is amortized on a straight-line basis over its estimated useful life.  At September 30, 2009, the intangible asset is recorded at $120,000 net of accumulated amortization of $3,333.  Amortization expense for this intangible assets will be approximately $13,333 in the fiscal year ending December 31, 2009.

We have identified certain accounting policies describe above that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 3 of the unaudited interim consolidated financial statements for the quarter ended September 30, 2009, attached hereto this Form 10-Q.

RESULTS OF OPERATIONS

The following is a discussion of our financial condition, changes in financial condition and results of operations for the quarter ended September 30, 2009.  The interim consolidated financial statements included herein are unaudited, and, in each case, the related notes.

Three months ended September 30, 2009 and 2008

Revenues – Revenues for the three months ended September 30, 2009 increased to $21,261 as compared to zero for the comparative prior year period.  Revenues are comprised primarily of sales of loan modification services provided to customers by the Company utilizing an advance fee agreement as approved by the CA DRE on May 21, 2009.  The increase in revenues was due to the fact that the Company began operations on or about August 8, 2008 and had no sales revenues during the same period last year.

Cost of revenue - Cost of revenues primarily comprise of fees paid to real estate professionals.  Cost of revenues for the three months ended September 30, 2009 increased to $3,023 as compared to zero for the comparative prior year period.

Gross Profit - Gross profit increased to $18,238 for the three months ended September 30, 2009 as compared to zero for the comparative prior year period. The increased in revenues was due to the fact that the operating subsidiary began operations on or about August 8, 2008 and had no sales revenues during the same period last year.

General and administrative expenses – General and administrative expenses increased to approximately $3.31 million for the three months ended September 30, 2009 as compared to $14,867 for the prior year period primarily due to non-cash expenses from issuance of common stock shares to various parties for advisory, marketing services and compensations during this period as compared to zero in the 2008 period.

Sales and marketing expenses – Sales and marketing expenses, which is included in general and administrative expenses, for the three months ended September 30, 2009 increased to $67,517 as compared to $8,709 for the comparative prior year period.  Sales and marketing expenses increased due to the fact that the operating subsidiary began operations on or about August 8, 2008 and did not have many sales employees and marketing expenses during the same period last year.

Depreciation and amortization – Depreciation and amortization expense, which is included in general and administrative expenses, for the three months ended September 30, 2009 increased to $15,720 as compared to zero for the comparative prior year period, due to having more assets in service during this period than same time last year.

Loss from operations – Loss from operations for the three months ended September 30, 2009 increased to approximately $3.31 million as compared to $14,867 for the comparative prior year period.  The increase in loss from operations is primarily due to increased general and administrative expenses.

Nine months ended September 30, 2009 and 2008

Revenues – Revenues for the nine months ended September 30, 2009 increased to $938,397 as compared to zero for the comparative prior year period.  Revenues are comprised primarily of fees the Company received from various law offices and a back end service provider in connection with the marketing and administrative support of loan modification services provided to customers by those law offices and the back end service provider.  The increased in revenues was due to the fact that the operating subsidiary began operations on or about August 8, 2008 and had no sales revenues during the same period last year.

Cost of revenue - Cost of revenues primarily comprise of fees paid to real estate professionals and back end service provider.  Cost of revenues for the nine months ended September 30, 2009 increased to $474,743 as compared to zero for the comparative prior year period.

Gross Profit - Gross profit increased to $463,654 for the nine months ended September 30, 2009 as compared to zero for the comparative prior year period. The increased in revenues was due to the fact that the operating subsidiary began operations on or about August 8, 2008 and had no sales revenues during the same period last year.

General and administrative expenses – General and administrative expenses increased to approximately $5.15 million for the nine months ended September 30, 2009 as compared to $14,867 for the prior year period primarily due to non-cash expenses from issuance of common stock shares to various parties for advisory, marketing services and compensations, as well as increases in payroll, marketing, legal, accounting, consulting and accrued expenses for estimated penalties and fines for the CA DRE matter during this period as compared  to the 2008 period.

Sales and marketing expenses – Sales and marketing expenses, which is included in general and administrative expenses, for the nine months ended September 30, 2009 increased to $354,747 as compared to $8,709 for the comparative prior year period.  Sales and marketing expenses increased due to the fact that the operating subsidiary began operations on or about August 8, 2008 and did not have many sales employees and marketing expenses during the same period last year.

Depreciation and amortization – Depreciation and amortization expense, which is included in general and administrative expenses, for the nine months ended September 30, 2009 increased to $16,804 as compared to zero for the comparative prior year period, due to having more assets in service during this period than same time last year.

Loss from operations – Loss from operations for the nine months ended September 30, 2009 increased to approximately $4.71 million as compared to $14,867 for the comparative prior year period.  The increase in loss from operations is primarily due to increased general and administrative expenses.

Liquidity and Capital Resources

During this period, the Company has funded its operations and business development primarily through private placement sales of its common stock and short term loans by private individuals and trusts. In this regard, during the nine months ended September 30, 2009 the Company received approximately $986,509 through sales of its common stock and subscription receivable and $392,000 from short-term loans ($200,000 were paid back) (See Note 6.).

The Company continues to be engaged in additional fund-raising activities to support future operations, capital expenditures, potential acquisitions of businesses, and provide additional working capital, and in this regard has entered into a funding arrangement providing for borrowings of up to $200,000 pursuant to a convertible promissory note collateralized by a pledge of substantially all of the Company’s assets.   However, there is no assurance that this or other additional financing will be available on favorable terms or at all.  If the Company raises additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders.  If the Company does not raise additional capital, then the Company will experience significant financial hardship and will have considerable difficulty to fund operations, business development and growth.  At September 30, 2009, the Company does not have sufficient cash to meet its needs for the next twelve months.

The Company has incurred significant losses since inception, including $4,709,292 and $14,867 during the fiscal year-to-date nine months ended September 30, 2009 and 2008, respectively, and has an accumulated deficit at September 30, 2009 of $4,948,342, and has relied on proceeds from sales of its common stock, along with convertible note borrowings, to fund operations and business development and growth.  It must be noted that the majority of the accumulated deficit or losses is the result of non-cash expenses from issuance of common stock shares to various parties for advisory, marketing services and compensations.  In any case, it is expected that the Company will continue to experience net losses throughout this current fiscal year.  The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company have to curtail operations or be unable to continue in existence.

As with any start-up company, management devotes most of its activities to establishing new business.  The Company’s initial planned principal activities have not produced significant revenues and have caused it to experience recurring operating losses.  The Company and its subsidiary have a working capital deficiency of $442,493 as of September 30, 2009, which our auditors have stated raises concern on our ability to meet planned business objectives and ongoing operations. Our ability to emerge from the development stage as a startup company is dependent upon our successful efforts to plan and execute other business models and strategies.

During the nine months ended September 30, 2009, the Company financed its operations by receiving loans from related parties, selling common stocks and approximately $938,397 in net revenue from providing foreclosure mitigation services, including loan modifications.  During the nine months ended September 30, 2009, the Company and its subsidiary received financial support and loans from related parties in the amount of $392,000, of that amount $200,000 was repaid as of August 25, 2009 leaving $192,000 of indebtedness compared to zero for the same period in the previous year.  Two notes are unsecured and interest bearing must be repaid within one year from the issuance date; and the third is a secured convertible note with a payback due date of January 1, 2010.

The two unsecured promissory notes in the amounts of $50,000, and $42,000 were made by and between the Company and the Company’s Chairman of the Board.  Pursuant to the general terms of these notes, the subsidiary promises to pay the principal, in addition to interest thereon, at a prevailing annual rate of 5.0% or 5.5%, compounded annually, with interest and/or principal payments made on a monthly basis.  The entire loan amounts, including accrued interest and principal, become fully due and payable upon the later of 15 days of receipt of written demand from note holder or one year from the date of the executed note.   The third promissory note is secured and in the amount of $100,000 made by and between the Company and an individual who is a shareholder of the company.   This note has an interest rate of 10% compounded annually and a payback due date of January 1, 2010 and is collateralized by a pledge of substantially all of the Company’s assets.   In addition, this note has a conversion provision which gives the lender up to the date the loan is repaid in full the option to convert the balance due into the Company’s common stock at $2.00 per share or at the prevailing offering rate.

Also, as of September 30, 2009, there is an outstanding intercompany loan amount of $477,520 between the Company and its subsidiary.  This intercompany loan amount consists of:  WSHI loaning MMLN $150,000 on May 20, 2009; $150,000 on June 27, 2009; $40,000 on July 10, 2009; $60,000 on August 17, 2009; $10,000 on September 3, 2009; $20,000 on September 10, 2009, $10,000 on September 30, 2009; $50,000 debt forgiveness by the Chairman and interest expenses for the intercompany loans.   MMLN had paid some WSHI bills totaling $21,069 which offset the amount due to WSHI which again was $477,520 as of September 30, 2009.  During the quarter ended September 30, 2009, the Company and its subsidiary recorded $4,907 in non-intercompany interest expenses.

Our consolidated cash position as at the end of September 30, 2009 was approximately $250,000 versus approximately $27,000 at the same time last year.    Our consolidated working capital deficit as of September 30, 2009 was $442,493 compared to $92,782 at the end of December 31, 2008 .  We anticipate that we will need at least two to three million dollars to finance our operations and business acquisition over the next 12 months and anticipate that we will obtain said financing through the sale of our securities.   Currently, our working capital is not adequate to meet operational, business development and expansion costs for the next twelve months.  We will require additional financing if we are to continue as a going concern.   The Company is currently trying to raise the required capital through private placement sales of securities.  We do have verbal commitments and arrangements in place for the sale of any of our securities.    Again, there is no assurance that this or other additional financing will be available on favorable terms or at all.  If the Company raises additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders.

 Contractual Obligations and Off-Balance Sheet Arrangements.

On or about July 30, 2009, the company entered into a joint development agreement (“JDA”) with a software company (“LRT”).  Pursuant to the agreement, the Company agreed to pay LRT $360,000 for costs relating to development and enhancement of an online do-it-yourself software application.  As of September 30, 2009, the Company has paid LRT $120,000.   In addition, the Company agreed to pay the principal of LRT a consulting fee of $12,500 per month for a period of three years.

 There were no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Progress Report For Nine Months Period ended September 30, 2009

There have been a continued and increasingly hostile regulatory environment and public perception of loan modification companies.  There have been increased enforcement and legal actions taken by both state and local governments to crack down on illegal and fraudulent operations.   These actions adversely affected the perception of loan modification as a viable foreclosure mitigation option.  In response, the Company terminated its affiliate program in the second quarter of 2009 in order to reduce exposure to significant potential liability and compliance issues.   Sales of MMLN were negatively impacted in the nine months ended September 30, 2009 by the termination of the affiliate program, as well as a well-publicized press conference held by US government officials in early April, 2009.  In this press conference, these government officials openly suggested that consumers should not pay any person or company for assistance in a loan modification, as these services are available at no cost from various non-profit and government agencies.   Lower interest rates also adversely affected loan modification volumes as more real estate professionals attempted to refinance troubled mortgages rather than seek modifications.

Because of these factors, the Company experienced noticeable decrease in the general pool of consumers for loan modifications.  Also lenders and loan servicers became more capacity constrained and unable to handle the increase of requests in the loss mitigation area.   This has generally led to an increase of processing times to get a resolution on a case which had an impact on customer service as many consumers become frustrated with what seems to be a lack of progress or information regarding the process.

The Company ceased outsourcing back-end processing of all new loan modifications effective June 3, 2009 and brought these activities in-house. The Company provided loan modification services utilizing the Advance Fee Agreement as approved by the CA DRE on May 21, 2009.  The Company is properly licensed to perform loan modification services in California under this Advance Fee Agreement.   For the quarter ended September 30, 2009, the Company achieved a modest number of sales of its foreclosure mitigation services, primarily loan modifications.   However, due to the number of factors listed above, the Company has accepted that its core business model is unprofitable and unviable, and thus ceased to offer or accept any new loan modification cases at end of August 2009.

Due to the regulatory environment as well as the decline in potential revenue of its subsidiary, management spent significant time researching alternative foreclosure mitigation options.   This research resulted in locating an automated method for loss mitigation options that provide standardization, uniformity and transparency as requested by the Obama Administration.  The new business model, which is centered around the software application, allows home owners to create and submit loan modification requests on their own or a “Do-It-Yourself” option.   The Company plans to fully implement this model which is comprised of selling technology services combined with educational material in the fourth quarter of 2009.    This new model is viewed as having significantly less liability, licensing and compliance related pitfalls as compared to providing full service loan modifications.     The primary focus would involve selling an internet-based software application for a flat fee.   This application also allows the Company to enter into other vertical markets involving loss mitigation solutions and may include business to business (e.g. lender servicers, real estate companies and other organizations involved in loss mitigation services).   During this period, the Company has entered into joint development agreement with the software company that developed this DIY application.   Also, the Company has signed a non-binding letter of intent to purchase the assets of this software company.   The details of the asset purchase have yet to be finalized as of September 30, 2009, but are in the works.

On September 3, 2009, Michael McCarthy resigned as Chief Executive Officer and Director of the Company.   Mr. McCarthy’s resignation does not arise from any disagreement on any matter relating to the Company’s operations, policies or practices, or regarding the general direction of the Company.  Subsequent to this period, on October 15, 2009, Andrea Downs resigned as Director of the Company.   Subsequent to her tendered resignation, Ms Downs asserted a claim and threatened litigation against the Company and certain officers, directors and/or shareholders. The Company and the individuals involved dispute and deny such allegations, and are attempting to make a global settlement with this shareholder which would include the repurchase by the Company or by other individuals of all of the shareholder’s shares in the Company.

PART II   OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

None.

ITEM 1A.   RISK FACTORS.

The Company is a smaller reporting company and is not required to provide the disclosure under this item.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Please see NOTE 11 – Stockholder’s Equity for details.

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

Dated: November 20, 2009                                                              We Save Homes, Inc.

By:           /s/ Ryan Boyajian

Ryan Boyajian, President
(Principal Executive Officer)

By:           /s/ Lan Mai

Lan Mai, Chief Financial Officer
(Principal Financial Officer)