Form 10-K
period 2009-12-31
We Save Homes, Inc.
filed 2010-05-17
CIK 1410307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _______________________

Commission File No. 0-21255

    WE SAVE HOMES, INC.
(Exact name of registrant in its Charter)
Nevada	26-4238285

(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No)

2300 East Katella Ave., Suite 300
Anaheim, CA 92806
(Address of Principal Executive Offices)

    (714) 542-4444
Registrant’s telephone number

Global West Resources, Inc
27651 La Paz Road, Suite A
Laguna Niguel, CA 92677

(Former Name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☒  The registrant is not yet subject to this requirement.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  As of May 13, 2010, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold was $21,235,043.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of May 13, 2010 was 14,214,207.

DOCUMENTS INCORPORATED BY REFERENCE

None

Note Regarding Forward Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements”.  These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our business and our industry.  Words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “may,” and other similar expressions identify forward-looking statements.  In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements.  Factors that might cause such a difference include, but are not limited to, those discussed in the section of this Annual Report titled “Risk Factors” and other factors, some of which will be outside our control. You are cautioned not to place undue reliance on these forward-looking statements, which relate only to events as of the date on which the statements are made.  We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.  You should refer to and carefully review the information in future documents we file with the Securities and Exchange Commission.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

Organization - The Company was organized under the laws of the State of Nevada on May 19, 2006.  On March 23, 2009, the Company, exchanged, pursuant to a Share Exchange Agreement with its now-subsidiary, Mortgage Modification Legal Network (“MMLN”), (the “Share Exchange Agreement”), an aggregate of 10,000,000 shares of its common stock for all of the issued and outstanding shares of common stock of MMLN from the MMLN security holders. On March 30, 2009, our Board of Directors and shareholders approved a change in our name to We Save Homes, Inc. (“WESA”). The Company on May 20, 2009 amended its Articles of Incorporation with the State of Nevada and amended its Bylaws to change its end of fiscal year to December 31, effective June 8, 2009. The Amendment also allowed the Company to consummate its name change to We Save Homes, Inc.  On June 8, 2009, the Company received notice from the State of Nevada confirming the Amendment.  The principal offices are located at 2300 East Katella Ave., Suite 300, Anaheim, CA 92806. Our telephone number is (714) 542-4444.  Our website is www.wesavehomes.com.

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

We Save Homes, Inc. provides a full-range of products and services for commercial and residential mortgage servicers throughout the nation. The Company’s regulatory-compliant default management solutions save time, eliminate errors, and increase efficiency.

These solutions include:
•	REO Management and Servicing: servicing Real Estate Owned (REO) properties.
•
Property Preservation: ensuring that unoccupied properties are quickly secured and remain adequately protected throughout the default process.  This segment also includes Home Rehabilitation Services: transforming a neglected property into a marketable property quickly, efficiently and cost-effectively.

•	Property Inspections: offering nationwide commercial and residential inspection services, including 24-hour rush and Saturday service.
•	Licensed Independent Escrow Services - an independent escrow corporation serving escrow needs throughout California.
•
Short Sale Processing and Negotiations:  identifying borrower candidates to list properties, streamlining and expediting the Short Sale process. A short sale is the sale of property where the sale proceeds fall short of the balance owed on the property’s loan.

We Save Homes, Inc. utilizes advanced technology solutions to streamline and simplify the default management process.  The Company meets the specific needs of commercial and residential mortgage servicers throughout the nation through a technology portfolio, which includes:
•	Mitigation software—which ensures fast and efficient load modifications according to FDIC and HAMP regulations.
•
Document management and processing—which is a regulatory-compliant system to enable mortgage servicers to overcome the inefficiencies and high costs of conventional document handling, while speeding and simplifying data aggregation, task management, tracking and reporting.

We Save Homes, Inc. provides a turnkey, full-service solution to enhance businesses and improve customer relationships. The Company is committed to maximizing its clients’ asset preservation while reducing costs, streamlining operations and optimizing borrower relationships.  The technical solutions developed by We Save Homes, Inc. enable default mortgage servicers to meet the increasing demands of an ever-evolving and competitive economy.

ITEM 1A.	RISK FACTORS

In addition to the factors discussed elsewhere in this report, the following risks and uncertainties could materially adversely affect our business, financial condition and results of operations.  Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations and financial condition.

The following risk factors include, among other things, cautionary statements with respect to certain forward-looking statements, including statements of certain risks and uncertainties that could cause actual results to vary materially from the future results referred to in such forward-looking statements.

We have no history of having meaningful revenues or profitable operations and may incur future losses, which will likely impair our future stock price.

Since WESA was formed in 2008, we have generated limited revenues, incurred losses and we may never realize meaningful revenues or achieve profitability.  We expect our operating expenses to increase substantially as we implement our business plan.  Given these planned expenditures, we will likely incur additional losses in the near future.

Our business is difficult to evaluate because we have a limited operating history and an uncertain future.

We have a limited operating history upon which you can evaluate our present business and future prospects. We face risks and uncertainties relating to our ability to implement our business plan successfully. Our operations are subject to all of the risks inherent in the establishment of a new business enterprise generally. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the formation of a new business, the commencement of operations and the competitive environment in which we operate. If we are unsuccessful in addressing these risks and uncertainties, our business, results of operations, financial condition and prospects will be materially harmed.

Many of our programs are still in the pilot stage and we cannot assure you that we can convert them into ongoing, large-scale programs.

While we have a number of programs (e.g., retail, wholesale, etc.), these are still in the pilot stage. We will strive to convert these prospective programs into ongoing, large-scale customers programs, but we cannot assure you that we will be able to convert all or even some of them. If we cannot convert a significant number of our pilot-programs, we will be materially impacted.

Our revenue sourcesare presently concentrated in the distressed homeowner market and not yet diversified in other segments, which may adversely affect our business in an industry slump.

Our initial and ongoing operations may result in a pattern of reliance on revenue from one or more customers in one market segment who may represent a disproportionate share of our gross revenue. Loss of such customers may have adverse effects on our operations until such loss is resolved or revenue sources are diversified among other customers and market segments. We have a limited operating history and cannot accurately predict if and when such an over-reliance may occur or whether we will be successful in correcting such an over-reliance in time to avoid operating losses.

We do not have patent protection on our intellectual property. If we are unable to protect our right to use certain intellectual property, we may lose a competitive advantage or incur substantial litigation costs to protect our rights.

We do not have patents or registered trademarks on our proprietary technology. Our future success depends in part upon our proprietary technology. The scope of any patent to which we may obtain rights may not prevent others from developing and selling competing products. The validity and breadth of claims covered in technology patents involve complex legal and factual questions, and the resolution of such claims may be highly uncertain, lengthy and expensive. In addition, any patents we may obtain may be held invalid upon challenge, or others may claim rights in our ownership of such patents.

We are subject to intellectual property infringement claims, which may cause us to incur litigation costs and divert management attention from our business.

While we do not currently anticipate any claims against us, any intellectual property infringement claims against us, with or without merit, could be costly and time-consuming to defend and divert our management's attention from our business. If our products were found to infringe a third party's proprietary rights, we could be required to enter into royalty or licensing agreements in order to be able to sell our products. Royalty and licensing agreements, if required, may not be available on terms acceptable to us or at all.

We face competition from other similar businesses that are also seeking to develop a leading position in the distressed homeowner market.

One of our specialized or local competitors may copy our solution, or part of it, even in the presence of potential patents or copyrights, as a strategic means of challenging our intellectual property.

We may lack sufficient partners to be capable of delivering critical marketing and loan modification services.

One or more of our partners or affiliates may fail to perform their marketing or loan modification services, thereby leaving gaps in our operations that need to be filled.  Any business interruption by an operational failure of one or more of our partners will negatively impact our business.

We may face government regulation that renders our business obsolete.

The foreclosure mitigation industry is heavily regulated and either the state or federal government could pass legislation that could materially impact our growth and development.  Furthermore, government sponsored loan modification programs and/or further regulation could render our business model obsolete.

If we are unable to manage our intended growth, our prospects for future profitability will be adversely affected.

We intend to aggressively expand our marketing and sales programs. Rapid expansion may strain our managerial, financial and other resources. If we are unable to manage our growth, our business, operating results and financial condition could be adversely affected. Our systems, procedures, controls and management resources also may not be adequate to support our future operations. We will need to continually improve our operational, financial and other internal systems to manage our growth effectively, and any failure to do so may lead to inefficiencies and redundancies, and result in reduced growth prospects and profitability.

Our insurance policies may be inadequate in a catastrophic situation and potentially expose us to unrecoverable risks.

We will have limited commercial insurance policies. Any significant claims against us would have a material adverse effect on our business, financial condition and results of operations. Insurance availability, coverage terms and pricing continue to vary with market conditions. We endeavor to obtain appropriate insurance coverage for insurable risks that we identify, however, we may fail to correctly anticipate or quantify insurable risks, we may not be able to obtain appropriate insurance coverage, and insurers may not respond as we intend to cover insurable events that may occur. We have observed rapidly changing conditions in the insurance markets relating to nearly all areas of traditional corporate insurance. Such conditions have resulted in higher premium costs, higher policy deductibles and lower coverage limits. For some risks, we may not have or maintain insurance coverage because of cost or availability.

Our business and operations would suffer in the event of system failures.

Despite system redundancy and the implementation of security measures, our systems are vulnerable to damages from computer viruses, unauthorized access, energy blackouts, natural disasters, terrorism, war and telecommunication failures. Any system failure, accident or security breach that causes interruptions in our operations or to our customers' operations could result in a material disruption to our business. To the extent that any disruption or security breach results in a loss or damage to our customers' data or applications, or inappropriate disclosure of confidential information, we may incur liability as a result. In addition, we may incur additional costs to remedy the damages caused by these disruptions or security breaches.

From time to time, we install new or upgraded business management systems. To the extent such systems fail or are not properly implemented, we may experience material disruptions to our business, delays in our external financial reporting or failures in our system of internal controls, that could have a material adverse effect on our results of operations.

ITEM 1B.                                            UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company currently occupies a shared-space arrangement with another unrelated company on an informal basis. No lease arrangements have been formalized.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	RESERVED

Reserved.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTC Bulletin Board under the symbol “WESA”.  The shares previously traded under the symbol GWRC beginning in 2008. The table below sets forth the range of high and low bid quotes of our common stock for each quarter for the last two fiscal years as reported by the OTC Bulletin Board (based on available information).  The bid prices represent inter-dealer quotations, without adjustments for retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions.

	High	Low
Fiscal Year Ended December 31, 2009:
First Quarter	n/a	n/a
Second Quarter	n/a	n/a
Third Quarter	5.35	5.10
Fourth Quarter	5.25	2.40

Fiscal Year Ended December 31, 2008:
First Quarter	n/a	n/a
Second Quarter	n/a	n/a
Third Quarter	n/a	n/a
Fourth Quarter	n/a	n/a

As of May 13, 2010, we had approximately 97 shareholders of record. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

Dividends

We have not paid any cash dividends on our common stock since our inception and do not anticipate paying any cash dividends in the foreseeable future.  We plan to retain our earnings, if any, to provide funds for the expansion of our business. Our board of directors will determine future dividend policy based upon conditions at that time, including our earnings and financial condition, capital requirements and other relevant factors.

Recent Issuances of Unregistered Securities

During the fourth quarter of the last fiscal year, we issued 100,000 shares of common stock to various shareholders in exchange for $200,000 cash.  We relied on Section 4(2) of the Securities Act of 1933, as amended, to make the offering inasmuch as the securities were issued to accredited investors only without any form of general solicitation.

ITEM 6.	SELECTED FINANCIAL DATA

As a smaller reporting company we are not required to provide this information.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto, included elsewhere in this report. Except for the historical information contained in this report, the following discussion contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results may differ materially from the results discussed in the forward-looking statements as a result of certain factors including, but not limited to, those discussed in the section of this report titled “Risk Factors”, as well as other factors, some of which will be outside of our control.  You are cautioned not to place undue reliance on these forward-looking statements, which relate only to events as of the date on which the statements are made.  We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.  You should refer to and carefully review the information in future documents we file with the Securities and Exchange Commission.

Application of Critical Accounting Policies and Estimates

The preparation of our financial statements in accordance with U.S. GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported. A critical accounting estimate is an assumption about highly uncertain matters and could have a material effect on the consolidated financial statements if another, also reasonable, amount were used or a change in the estimate is reasonably likely from period to period. We base our assumptions on historical experience and on other estimates that we believe are reasonable under the circumstances. Actual results could differ significantly from these estimates. There were no changes in accounting policies or significant changes in accounting estimates during the 2009 fiscal year.

Management believes the following critical accounting policies reflect its more significant estimates and assumptions.

Revenue Recognition — The Company generated revenue from providing loan modification services to homeowners through an advance fee agreement.  That is, the Company collects service fees in advance and deposits them into a trust account and records the fees as unearned revenue.  Only when the agreed activities or services are completed in their respective phases are the fees withdrawn from the trust account and recognized as revenue.  Fees collected from sales of online subscription are recorded as unearned revenue because the subscriptions are valid for a 12-month period.  As such, the Company records the proportionate amount as revenue for the current month that the fees were collected and each subsequent month until the 12-month subscription period lapses.

Plan of Operation

In 2009 there were hostile regulatory environment against and poor public perception of loan modification companies.  There were legal enforcement and actions taken by both state and local governments to crack down on illegal and fraudulent operations.  These actions adversely affected the perception of loan modification as a viable foreclosure mitigation option.  In response, the Company terminated its affiliate program in the second quarter of 2009 in order to reduce exposure to significant potential liability and compliance issues.  Sales of MMLN were negatively impacted in the year ended December 31, 2009 by the termination of the affiliate program, as well as a well-publicized press conference held by US government officials in early April, 2009.  Lower interest rates also adversely affected loan modification volumes as more real estate professionals attempted to refinance troubled mortgages rather than seek modifications.  Because of these factors, the Company experienced noticeable decrease in the general pool of consumers for loan modifications.  Also lenders and loan servicers became more capacity constrained and unable to handle the increase of requests in the loss mitigation area.   This has generally led to an increase of processing times to get a resolution on a case which had an impact on customer service as many consumers become frustrated with what seems to be a lack of progress or information regarding the process.

The Company ceased outsourcing back-end processing of all new loan modifications effective June 3, 2009 and brought these activities in-house. However after a short time determined this activity to be unprofitable, and wound down these operations through the remainder of 2009.

Currently the Company provides a turnkey, full-service solution to enhance businesses and improve customer relationships. The Company is committed to maximizing its clients’ asset preservation while reducing costs, streamlining operations and optimizing borrower relationships.  The technical solutions developed by We Save Homes, Inc. enable default mortgage servicers to meet the increasing demands of an ever-evolving and competitive economy.

Results of Operations

Year Ended December 31, 2009 Compared To Year Ended December 31, 2008

Revenues – For the year ended December 31, 2009 increased to $529,541 as compared to $30,150 for the same period in 2008.  Revenues are comprised primarily of fees the Company received from various law offices and a back end service provider in connection with the marketing and administrative support of loan modification services provided to customers by those law offices and the back end service provider.  Revenue is presented on a Net basis, deducting fees paid to real estate professionals and back end service provider.

General and administrative expenses – General and administrative expenses increased to $6,982,435 for the year end December 31, 2009 as compared to $271,845 for the prior year primarily due to non-cash expenses from issuance of common stock shares to various parties for advisory, marketing services and compensation, in the amount of $4,271,226. Additionally the Company accrued for the settlement of matter with the former shareholder in the amount of $400,000, as well the matter related to the licensure issue for $200,000.

Loss from operations – Loss from operations for the year ended December 31, 2009 increased to approximately $6.45 million as compared to $241,695 for the prior year.  The increase in loss from operations is primarily due to increased general and administrative expenses.

Liquidity and Capital Resources

At December 31, 2009, we had working capital deficit of $1,087,333 as compared to working capital deficit of $92,782 at December 31, 2008. During the year ended December 31, 2009, net cash used in operations was $1,274,376 and consisted principally of a net loss of $6,568,092 and was offset by share based payments of $4,271,226, depreciation of $22,524, and beneficial conversion expense of $100,000. The Company also accrued $720,336 for potential penalties and fines.

During the year ended December 31, 2009, the Company financed its operations by receiving loans from related parties, selling common stock and earned $529,541 in net revenues from providing foreclosure mitigation services, including loan modifications.  During the year ended December 31, 2009, the Company and its subsidiary received loans from related parties which has an outstanding loan balance of $238,916 including accrued interest as of December 31, 2009.

The Company has incurred significant losses since inception, including $6.57 million and $239,051 during the fiscal years ended December 31, 2009 and 2008, respectively, and has relied on proceeds from sales of its common stock, along with convertible note borrowings, to fund operations and business development and growth.  While the majority of the accumulated deficit or losses is the result of non-cash expenses from issuance of common stock shares to various parties for advisory, marketing services and compensations, it is expected that the Company will continue to experience net losses in the foreseeable future.  The audited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company have to curtail operations.

The Company continues to be engaged in additional fund-raising activities to fund future operations, capital expenditures, potential acquisitions of businesses, and provide additional working capital. However, there is no assurance that additional financing will be available on favorable terms or at all.  If the Company raises additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders.  If the Company does not raise additional capital, then the Company will experience significant financial hardship and will have considerable difficulty to fund operations, business development, growth and continue as a going concern.  At December 31, 2009, the Company does not have sufficient cash to meet its needs for the next twelve months.

Going Concern

The Company’s audited consolidated financial statements are prepared consistent with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.   The Company has an accumulated deficit of $6,807,143 as of December 31, 2009. Its total current liabilities exceeded total current assets by $1,087,333 as of December 31, 2009.   Moreover, based on the ever-changing legal landscape for loan modifications across the U.S., the Company may face exposure for potential regulatory violations even though it has ceased to offer or accept any new loan modification cases at the end of August 2009.  The Company may incur fines or penalties, some of which could be significant.  Loss reserve accounts will need to be established in event potential legal risks become actual risks.  In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the subsidiary’s continued operations, which in turn is dependent upon the Company’s ability to develop and execute new business models and strategies.

The operating subsidiary commenced operations on October 1, 2008.  As with any start-up company, the initial fixed costs required to commence operations were fairly significant.  The Company commenced its loan modifications in late 2008 and, based on that business model, the Company was and will not be profitable.   The Company has preliminary strategic plans to market an application to lenders, banks, real estate brokers and professionals to perform various real estate related transactions such as short sales, loan restructure, refinancing and other features to be developed at a later time. The future success and profitability of the Company is directly related to the Company executing its business plan with respect to this strategy.

The Company will require additional funding if it is to continue as a going concern.   The Company anticipates that any external financing that it is able to obtain will be through the private placement sale of the Company’s common stock or short-term secured loans from parties who are non-financial institutions.  There is no assurance that the Company will be able to raise the additional capital that is required to continue operations or at all.   These factors raise substantial doubt about the Company’s ability to continue as a going concern. The audited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

 Off-Balance Sheet Arrangements

The Company has no outstanding off-balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide this information.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

We Save Homes, Inc. and Subsidiary

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BERMAN & COMPANY, P. A.

Certified Public Accountants and Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:
We Save Homes, Inc.

We have audited the accompanying consolidated balance sheet of We Save Homes, Inc. and Subsidiary of December 31, 2009, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of We Save Homes, Inc. and Subsidiary as of December 31, 2008, and for the period from August 8, 2008 (inception) to December 31, 2008, were audited by other auditors; whose report dated February 27, 2009, expressed an unqualified opinion on those financial statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of We Save Homes, Inc. and Subsidiary as of December 31, 2009, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has a net loss of $6,568,092 and net cash used in operations of $1,274,376 for the year ended December 31, 2009. The Company also has a working capital deficit of $1,087,333 and a stockholders' deficit of $1,034,507 at December 31, 2009. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regards to these matters is also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Berman & Company, P.A.
Berman & Company, P.A.
Boca Raton, Florida
May 14, 2010

551 NW 77th Street Suite 107 • Boca Raton, FL 33487
Phone: (561) 864-4444 • Fax: (561) 892-3715
www.bermancpas.com • info@bermancpas.com
Registered with the PCAOB • Member AICPA Center for Audit Quality
Member American Institute of Certified Public Accountants
Member Florida Institute of Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We Save Homes, Inc. and Subsidiary
Consolidated Balance Sheets

	December 31, 2009	December 31, 2008
ASSETS

Current assets
Cash	$33,266	$-
Accounts receivable, net	5,194	56,514
Prepaid expenses	44,418	-
Due from related parties	-	11,530
Total current assets	82,878	68,044
Non-current assets:
Property and equipment, net	52,826	33,982
Deposits	-	8,149

Total assets	$135,704	$110,175

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$197,483	$60,826
Accrual for potential penalties and fines	720,336	-
Unearned income	13,476	-
Notes payable - related party	138,916	100,000
Convertible note payable - related party	100,000	-
Total current liabilities	1,170,211	160,826

Stockholders' deficit
Preferred stock $0.001 par value, 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value: 50,000,000 shares authorized; shares issued and outstanding 13,407,707 and 12,067,500, respectively	13,408	12,068
Additional paid-in capital	5,759,228	377,771
Subscription receivable	-	(201,439)
Accumulated deficit	(6,807,143)	(239,051)
Total stockholders' deficit	(1,034,507)	(50,651)

Total liabilities and stockholders' deficit	$135,704	$110,175

The accompanying notes are an integral part of these financial statements.

We Save Homes, Inc. and Subsidiary
Consolidated Statement of Operations

	For the years ended December 31,
	2009	2008

Net revenues	$529,541	$30,150

General and administrative expenses	6,982,435	271,845

Loss from operations	(6,452,894)	(241,695)

Other income (expense):
Rental income	-	4,079
Finance expense	(12,523)	(635)
Loss on settlement of debt	(1,875)	-
Beneficial conversion expense	(100,000)	-

Other (expense) income - net	(114,398)	3,444

Loss before income taxes	(6,567,292)	(238,251)

Provision for state income tax	800	800

Net loss	$(6,568,092)	$(239,051)

Net loss per common share - basic and diluted	$(0.53)	$(0.02)

Weighted average number of common shares outstanding	12,465,823	9,870,838

The accompanying notes are an integral part of these financial statements.

We Save Homes, Inc. and Subsidiary
Consolidated Statement of Stockholders' Deficit
Years Ended December 31, 2009 and 2008

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Subscription Receivable	Accumulated Deficit	Total Stockholders' Deficit

Common stock issued for cash ($0.004/share)	9,879,302	$9,879	$37,621	$-	$-	$47,500

Common stock issued for cash ($0.15/share)	2,188,198	2,189	340,150	(201,439)	-	140,900

Net loss	-	-	-	-	(239,051)	(239,051)

Balances at December 31, 2008	12,067,500	12,068	377,771	(201,439)	(239,051)	(50,651)

Common stock issued for cash ($1.87/share)	525,000	525	984,546	201,439	-	1,186,510

Cash paid as direct offering costs	-	-	(26,000)	-	-	(26,000)

Common stock issued for services ($5.30/share)	805,207	805	4,270,421	-	-	4,271,226

Debt converted to common stock ($5.25/share)	10,000	10	52,490	-	-	52,500

Beneficial conversion feature of convertible note	-	-	100,000	-	-	100,000

Net loss	-	-	-	-	(6,568,092)	(6,568,092)

Balances at December 31, 2009	13,407,707	$13,408	$5,759,228	$-	$(6,807,143)	$(1,034,507)

The accompanying notes are an integral part of these financial statements.

We Save Homes, Inc. and Subsidiary
Consolidated Statement of Cash Flows
Years Ended December 31, 2009 and 2008

	2009	2008

Cash flows from operating activities
Net loss	$(6,568,092)	$(239,051)
Adjustments to reconcile net loss to net cash used by operating activities:
Share based payments	4,271,226	-
Depreciation	22,524	1,167
Loss on settlement of debt	1,875	-
Beneficial conversion expense	100,000	-
(Increase) decrease in:
Accounts receivable	51,320	(56,514)
Due from related parties	11,530	(11,530)
Prepaid expenses	(44,418)	-
Deposits	8,149	(8,149)
Increase in:
Accounts payable and accrued expenses	137,698	60,826
Accrual for potential penalties and fines	720,336	-
Unearned income	13,476	-
Net cash used in operating activities	(1,274,376)	(253,251)

Cash flows from investing activities:
Purchase of property and equipment	(41,368)	(35,149)

Net cash used in investing activities	(41,368)	(35,149)

Cash flows from financing activities:
Related party note borrowings	463,500	100,000
Related party note repayments	(275,000)	-
Common stock issued for cash	1,186,510	188,400
Cash paid as direct offering costs	(26,000)	-
Net cash provided by financing activities	1,349,010	288,400

Net increase in cash	33,266	-
Cash, beginning of year	-	-
Cash, end of year	$33,266	$-

SUPPLEMENTARY CASH FLOW INFORMATION:
Income taxes paid	$800	$-
Interest paid	$9,358	$-
SUPPLEMENTARY DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Notes converted to common stock	$50,625	$-
Warrants issued for equity financing costs	$63,988	$-

The accompanying notes are an integral part of these financial statements.

We Save Homes, Inc. and Subsidiary
Notes to Consolidated Financial Statements
For the Fiscal Years Ended December 31, 2009 and 2008

NOTE 1 – Organization and Description of Business

We Save Homes, Inc., formerly known as Global West Resources, Inc., (“the Company”, “We”, “Our”, “GWRC”,”WESA”), is a Nevada corporation formed on May 19, 2006.  The Company previously explored mineral properties in Nevada.  On March 23, 2009, the Company effected a reverse acquisition with Mortgage Modification Legal Network, Inc. (“MMLN”).

The Company, through its subsidiary, MMLN, had offered foreclosure mitigation solutions for distressed homeowners using two (2) business models.   On June 2, 2009, the Company received a letter from the California Department of Real Estate requesting information regarding business activities in the state of California involving loan modification services. In this correspondence, the DRE also questioned the business activities of a back-end service provider and its licensing status to operate in the state of California (Note 5).   The Company ceased outsourcing to this back-end processing of all new loan modifications effective June 3, 2009 and brought these activities in-house.  The Company was properly licensed to perform loan modification services in California on May 21, 2009.  As of August 2009, the Company ceased to offer or accept any new loan modification cases.

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

NOTE 2 – Summary of Significant Accounting Policies

Principles of Consolidation

All significant intercompany accounts and balances have been eliminated in consolidation.

Risks and uncertainties

The Company operates in an industry that is subject to intense competition and change in consumer demand. The Company's operations are subject to significant risk and uncertainties including financial and operational risks including the potential risk of business failure.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Significant estimates include collectibility of accounts receivable, recoverability of long-term assets, accruals for contingencies, and valuation of equity instruments granted as compensation to non-employees.

Cash

Cash and cash equivalents represent cash and short-term highly liquid investments with original maturities of three months or less. The Company had no cash equivalents at December 31, 2009 and 2008, respectively.

Accounts Receivable

As of December 31, 2009 and December 31, 2008, accounts receivable amounted to $5,194 and $56,514 (Net of Allowance for Doubtful Accounts of $4,998 as of December 31, 2008), respectively.  The Company anticipates the main source of future revenues will derive from sales of online subscriptions which will have fees collected immediately.  Therefore, accounts receivable in the future is not expected to be material under this business model.

Prepaid expenses

As of December 31, 2009, prepaid expenses primarily consist of rent deposits and legal retainer fees.

Property and Equipment

Property and equipment are being depreciated on the straight-line basis over estimated useful lives of 3 years for machinery and equipment, and 4 years for furniture and fixtures. The Company capitalizes expenditures that materially increase asset lives and charges ordinary repairs and maintenance to operations as incurred. When assets are sold or otherwise disposed of, the cost and related depreciation and amortization is removed from the accounts and any resulting gain or loss is included in other income (expense) in the Statement of Operations.

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. We assess these assets for impairment based on estimated future cash flows from these assets. No asset impairment charges have been recorded during the years ended December 31, 2009 and 2008.

Financial Instruments

Our financial instruments consist of cash, accounts receivable, prepaid expenses, accounts payable, notes payable (related party), and convertible notes payable (related party).  The carrying values of cash, accounts receivable, accounts payable, notes payable and convertible notes payable are representative of their fair values due to their short-term maturities.

Revenue Recognition

The Company had generated revenues from providing loan modification services to homeowners through an advance fee agreement.  The Company collected service fees in advance and deposited them into a trust account and recorded the fees as unearned revenues.  Only when the agreed activities or services were completed in their respective phases were the fees withdrawn from the trust account and recognized as revenues.  Since this revenue source is not viable, the Company no longer provides loan modification services.

Fees collected from sales of online subscriptions are recorded as unearned revenues over a period of twelve months.  Subscriptions are recognized ratably over the life of the related agreement. The Company has recorded $13,476 as unearned income under the terms of the online service business model as of December 31, 2009.

Share Based Payments

Generally, all forms of share-based payments, including stock option grants, restricted stock grants and stock appreciation rights, are measured at their fair value on the awards’ grant date, and based on the estimated number of awards that are ultimately expected to vest. Share-based payment awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The expense resulting from share-based payments are recorded as a component of general and administrative expense.

Earnings Per Share

Earnings per share is calculated in accordance with ASC Topic 260, Earnings Per Share. Basic net loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and warrants were converted or exercised. As the Company recorded a net loss for all periods presented, the effect of potential dilutive shares and warrants has not been considered in the calculation of diluted net loss per share as their inclusion would be anti-dilutive. As such, the number of shares used to determine basic and diluted net loss per share is the same. As a result of the recapitalization (see Note 7), all share and per share amounts have been retroactively restated.

Income Taxes

The Company accounts for income taxes in accordance with accounting guidance now codified as FASB ASC Topic 740, “Income Taxes,” which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized.

Accounting guidance now codified as FASB ASC Topic 740-20, “Income Taxes – Intraperiod Tax Allocation,” clarifies the accounting for uncertainties in income taxes recognized in accordance with FASB ASC Topic 740-20 by prescribing guidance for the recognition, de-recognition and measurement in financial statements of income tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns, including a decision whether to file or not to file in a particular jurisdiction. FASB ASC Topic 740-20 requires that any liability created for unrecognized tax benefits is disclosed. The application of FASB ASC Topic 740-20 may also affect the tax bases of assets and liabilities and therefore may change or create deferred tax liabilities or assets. The Company would recognize interest and penalties related to unrecognized tax benefits in income tax expense. At December 31, 2009 and 2008, respectively, the Company did not record any liabilities for uncertain tax positions.

Beneficial Conversion Feature

For convertible debt issued in 2009, the convertible feature indicated a rate of conversion that was below market value. As a result, the Company recorded a "beneficial conversion feature" ("BCF").  The Company amortized $100,000 for the BCF related to this note.

Segment information

During the years ended December 31, 2009 and 2008, respectively, the Company only operated in one segment; therefore, segment information has not been presented.

Recently Issued Accounting Pronouncements

 In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13). It updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25, which originated primarily from the guidance in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company is currently assessing the future impact of this new accounting update to its financial statements.

In October 2009, the FASB issued ASU No. 2009-14, Software (Topic 985) – Certain Revenue Arrangements That Include Software Element, a Consensus of the FASB Emerging Issues Task Force, to address concerns relating to the accounting for revenue arrangements that contain tangible products and software. It requires a vendor to use vendor-specific objective evidence of selling price to separate deliverables in a multiple-element arrangement. The update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on January 1, 2011. We are currently evaluating the impact, if any, of adopting the update.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 amends ASC 820, “Fair Value Measurements” ("ASC 820") to require a number of additional disclosures regarding fair value measurements. The amended guidance requires entities to disclose the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers, the reasons for any transfers in or out of Level 3, and information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. The ASU also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. The amended guidance was effective for financial periods beginning after December 15, 2009, except the requirement to disclose Level 3 transactions on a gross basis, which becomes effective for financial periods beginning after December 15, 2010. ASU 2010-06 did not have a significant effect on the Company’s consolidated financial position or results of operations.

In April 2010, The FASB issued ASU No. 2010-17, Revenue Recognition – Milestone Method (Topic 605), to provide guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. The amendments in the update are effective on a prospective basis for milestones achieved for fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted.  The Company is currently assessing the future impact of this new accounting update to its financial statements.

NOTE 3 – Property and Equipment

At December 31, 2009 and 2008, property and equipment consists of:

	2009	2008

Furniture and fixtures	$33,883	$35,149

Office equipment	42,634	-

Total cost	76,517	35,149

Accumulated depreciation	(23,691)	(1,167)

Property and equipment, net	$52,826	$33,982

Depreciation expense for the years ended December, 2009 and 2008 amounted to $22,524 and $1,167, respectively.

NOTE 4 - Notes Payable and Convertible Notes Payable to Related Parties

At December 31, 2009 and 2008, notes payable and convertible notes payable to related parties consists of:

	2009	2008

Note payable - related party:
Secured	$71,916	$-
Unsecured	67,000	100,000
	138,916	100,000

Convertible note payable - related party	100,000	-

	$238,916	$100,000

During the fiscal years ended December 31, 2009 and 2008, the Company borrowed $463,500 and $100,000, respectively, from related parties. The Company repaid $275,000 of those borrowings and converted $50,000 of principal into common stock during 2009.  The Company recorded a loss of $1,875 on the debt conversion based on the market value of its common stock.

Secured notes payable to related parties bear interest at 10% per annum and were originally due 3 months from the date of issuance in December, 2009. Their maturity has been extended through December 31, 2010. The notes are secured by all assets of the Company.

Unsecured notes bear interest at 3.25% and are past due. Their original due date was one year from the date of issuance. The Company is in the process of obtaining an extension for the due dates on these loans.

The convertible note is also past due and the Company is in the process of extending the due date for the loan. The note bears interest of 10%, and contains a conversion provision which gives the lender the right to convert the balance due into common stock of the Company at $2.00 per share or at the prevailing offer rate. The fair value of the beneficial conversion feature at the inception of this convertible note was $100,000 which has been fully amortized and is shown in other expense in the Statement of Operations for the year ended December 31, 2009.

NOTE 5 – Contingencies and Commitments

Due to the discontinuance of its loan modification business, the Company has accrued for potential obligations an amount of $200,000 which has been recorded as a liability.

In October 2009, a shareholder asserted a claim and threatened litigation against the Company and certain officers, directors and shareholders. The Company and the individuals involved entered into a settlement in December 2009 with the shareholder, which included the repurchase of 1,816,000 by another shareholder of all of the disputing shareholder’s shares in the Company for $400,000. As the purchase was not completed by December 31, 2009 this amount has been accrued as a potential liability by the Company. Subsequent to December 31, 2009 the $400,000 was paid.

In December 2009, the Company accrued $120,336 in connection with a dispute with a consultant.

 NOTE 6 – Stockholder’s Deficit

 (A) 2009 stock issuances

The Company issued 425,000 shares of common stock for $850,000 ($2.00/share), and 100,000 shares of common stock for $150,000 ($1.50/share).  In connection with these sales of common stock, the Company paid direct offering costs of $26,000 in cash and also issued 15,001 warrants to purchase the Company’s common stock at a price of $2.00 per share. The fair value of the warrants was $63,988, which was determined by using the Black-Sholes valuation model with the following assumptions: risk free rate of return of between 2.15% and 2.39%, expected volatility of 85%, expected dividend yield of 0% and expected term of five years.

The Company issued 805,207 shares of common stock for services rendered, having a fair value of $4,271,226 ($5.30/share), based upon the quoted closing trading price.

The Company issued 10,000 shares of common stock, having a fair value of $52,500 ($5.25/share) based upon the quoted closing trading price in connection with the conversion of $50,625 of principal and interest due on notes payable to related parties.  There was a loss on debt conversion of $1,875.

 (B) 2008 stock issuances

The Company issued 9,879,302 shares of common stock for $47,500 ($0.004/share). The Company also issued 2,188,198 shares of common stock for $340,150 ($1.87/share), of which $201,439 represented a subscription receivable at December 31, 2008. During 2009, the Company collected $186,510 of the subscription and the remaining uncollected balance was charged to additional paid-in capital.

The following is a summary of the Company’s warrant activity for the years ended December 31, 2009 and 2008:

	Warrants	Weighted Average Exercise Price

Outstanding and exercisable at December 31, 2008	-	$-

Granted	15,001	$2.00

Outstanding and exercisable at December 31, 2009	15,001	$2.00

The warrants outstanding and exercisable all have an exercise price of $2.00 per share and have a remaining contractual life of 4.82 years. At December 31, 2009, warrants outstanding and exercisable had no intrinsic value.

NOTE 7 – Reverse Acquisition and Recapitalization

On March 23, 2009, WESA (formerly known as Global West Resources, Inc.), a then public shell corporation, merged with MMLN and MMLN became the surviving corporation, in a transaction treated as a reverse acquisition. WESA did not have any operations and majority-voting control was transferred to MMLN.  The transaction also required a recapitalization of MMLN. Since MMLN acquired a controlling voting interest, it was deemed the accounting acquirer, while WESA was deemed the legal acquirer. The historical financial statements of the Company are those of Mortgage Modification Legal Network, Inc., and of the consolidated entities from the date of merger and subsequent.

Under the merger, WESA cancelled 4,777,500 shares of common stock and concurrently issued 10,000,000 shares of common stock to MMLN. Upon the closing of the reverse acquisition, MMLN stockholders held 83% of the issued and outstanding shares of common stock.

Since the transaction is considered a reverse acquisition and recapitalization, the guidance in ASC 805 does not apply for purposes of presenting pro-forma financial information.

Note 8 – Income Taxes

At December 31, 2009, the Company has a net operating loss carry-forward of approximately $5,800,000 available to offset future taxable income expiring through 2029. Utilization of these net operating losses may be limited due to potential ownership changes under Section 382 of the Internal Revenue Code.

The valuation allowance at December 31, 2008 was $0. The net change in valuation allowance during the year ended December 31, 2009 was an increase of approximately $2,600,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, Management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2009.

The effects of temporary differences that gave rise to significant portions of deferred tax assets at December 31, 2009 and 2008 are as follows:

	2009	2008

Net operating loss carryforward	$2,300,000	$-

Accrued expenses	300,000	-
	2,600,000	-

Valuation allowance	(2,600,000)	-

Net deferred tax assets	$-	$-

For the years ended December 31, 2009 and 2008, income tax expense represents minimum taxes due for state purposes. There was no provision for federal income taxes due to the Company’s net losses. Prior to the reverse acquisition, MMLN elected to be treated as an “S Corporation”, whereby taxable income or loss of that company flowed through directly to its shareholders.

The Company’s tax expense differs from the “expected” tax expense for the years ended December 31, 2009 and 2008 (computed by applying the federal corporate tax rate of 34% to loss before taxes and 8.84% for state corporate taxes, the blended rate used was approximately 40%), as follows:

	2009	2008

Current federal tax expense	$(2,220,000)	$-

Current state tax expense at statutory rates, net of federal benefit	(380,000)	-

Change in valuation allowance	2,600,000	-

Minimum state income taxes	800	800

Provision for income taxes	$800	$800

NOTE 9 – Going Concern and Liquidity

As reflected in the accompanying consolidated financial statements, for the year ended December 31, 2009, the Company has a net loss of $6,568,092 and net cash used in operating activities amounted to $1,274,376. At December 31, 2009, the Company has a working capital deficit of $1,087,333 and a stockholders’ deficit of $1,034,507.

The ability of the Company to continue its operations is dependent on Management's plans, which include the raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.  The Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence.

The Company will require additional funding to finance the growth of its current and expected future operations as well as to achieve its strategic objectives.  The Company believes its current available cash along with anticipated revenues may be insufficient to meet its cash needs for the near future.  There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all. Subsequent to December 31, 2009, the Company borrowed approximately $293,000 from related parties, in addition to amounts outstanding as of December 31, 2009.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 10 – Subsequent Events

Increase in secured notes payable – related parties

Subsequent to December 31, 2009 the Company has increased its outstanding debt by approximately $293,000 to a certain lender through a series of secured promissory notes that bear interest at 10%. Each note is 3 months in duration. The Company has extended all the matured notes with this lender so that each now has a maturity date of December 31, 2010. The extension agreement also provides for repayment in advance of maturity if the Company achieves certain revenue thresholds.

Issuance of common stock

Subsequent to the period ended December 31, 2009 the Company issued 806,500 shares of restricted common stock for services and wages valued at $1,359,475 ($0.97 - $2.25/share) based upon the quoted closing trading prices. The shares were issued for employee and contractor retention.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A (T).	CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Exchange Act) are not effective to ensure that information required to be disclosed by us in report that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

This company’s management is responsible for establishing and maintaining internal controls over financial reporting and disclosure controls. Internal Control Over Financial Reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

  1.     Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

  2.     Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the registrant; and

  3.     Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is appropriately recorded, processed, summarized and reported within the specified time periods.

Management has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on this assessment, management concluded that as of December 31, 2009 it had material weaknesses in its internal control procedures.

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.

As of December 31, 2009, we have concluded that our internal control over financial reporting was ineffective as of December 31, 2009.

The Company’s assessment identified certain material weaknesses which are set forth below:

Financial Statement Close Process

There are insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements;

There is insufficient supervision and review by our corporate management, particularly relating to complex transactions requiring analysis of equity instruments.

There is a lack of formal process and timeline for closing the books and records at the end of each reporting period.

The Company currently has an insufficient level of monitoring and oversight controls for review and recording of stock issuances, agreements and contracts, including insufficient documentation and review of the selection and application of generally accepted accounting principles to significant non-routine transactions. In addition this has resulted in a lack of controls over the issuance of the Company’s stock which resulted in instances of shares not timely authorized, a transaction where shares were issued in the Company’s name then cancelled and share issuances where determining fair value could be difficult, since the transaction was reviewed during a period after the actual issuance occurred..

These weaknesses restrict the Company’s ability to timely gather, analyze and report information relative to the financial statements.

Entity Level Controls

There are insufficient corporate governance policies. Our corporate governance activities and processes are not always formally documented. Specifically, decisions made by the board to be carried out by management should be documented and communicated on a timely basis to reduce the likelihood of any misunderstandings regarding key decisions affecting our operations and management.

The Company currently has insufficient resources and an insufficient level of monitoring and oversight, which may restrict the Company’s ability to gather, analyze and report information relative to the financial statements in a timely manner, including insufficient documentation and review of the selection and application of generally accepted accounting principles to significant non-routine transactions. In addition, the limited size of the accounting department makes it impractical to achieve and optimum segregation of duties.

There are limited processes and limited or no documentation in place for the identification and assessment of internal and external risks that would influence the success or failure of the achievement of entity-wide and activity-level objectives.

Functional Controls and Segregation of Duties

There is an inadequate segregation of duties consistent with control objectives. Our company’s management is composed of a small number of individuals resulting in a situation where limitations on segregation of duties exist. In order to remedy this situation we would need to hire additional staff to provide greater segregation of duties. Currently, it is not feasible to hire additional staff to obtain optimal segregation of duties. Management will reassess this matter in the following year to determine whether improvement in segregation of duty is feasible.

There is a lack of top level reviews in place to review targets, product development, joint ventures or financing. All major business decisions are carried out by the officers with board of director approval when needed.

Accordingly, as the result of identifying the above material weaknesses we have concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

Management believes that the material weaknesses set forth above were the result of the scale of our operations and are intrinsic to our small size. Management believes these weaknesses did not have a material effect on our financial results and intends to take remedial actions upon receiving funding for the company’s business operations.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report herein.

(c) CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

In 2010, we engaged an outside consultant to assist in the financial reporting process and to implement controls and procedures.  Our consultant  is primarily responsible in overseeing the record keeping of the Company’s primary operations, recording complex accounting instruments, such as equity and equity based compensation.

We are committed to improving our financial organization. As part of this commitment, when funds become available, we intend to create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us by preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that preparing and implementing sufficient written policies and checklists will remedy the material weaknesses pertaining to insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result in proper segregation of duties and provide more checks and balances within the department. These personnel will provide the depth of knowledge and time commitment to provide a greater level of review for corporate activities. The appointment of additional outside directors with industry expertise will greatly decrease any control and procedure issues the company may encounter in the future. We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow. When funds become available, we intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies, including:

  (1)     We will document a formal code of ethics.

  (2)     We will revise processes to provide for a greater role of independent board members in the oversight and review until such time that we are adequately capitalized to permit hiring additional personnel to address segregation of duties issues, ineffective controls over the revenue cycle and insufficient supervision and review by our corporate management.

  (3)     We will continue to update the documentation of our internal control processes, including formal risk assessment of our financial reporting processes.

We intend to consider the results of our remediation efforts and related testing as part of our year-end 2010 assessment of the effectiveness of our internal control over financial reporting. Under current rules relating to PCAOB standard number 5, we recognize that our internal controls will require certification of our independent registered public accounting firm

Subsequent to December 31, 2009, we are reviewing our methods and when funds become available we will undertake the following steps to address the deficiencies stated above:

  ·     Centralized accounting books and records to one primary location

  ·     Development of internal controls and procedures surrounding the financial reporting process, primarily through the use of account reconciliations, and supervision
ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is certain information regarding our directors, executive officers and key personnel.  There are no family relationships among our executive officers and directors.  A director holds office until the annual shareholder meeting for the year in which his term expires and until his successor is elected and qualified.

Name	Age	Position	Director Since

Michael McCarthy	48	Former Chief Executive Officer (resigned as of October 2009)	2009
Ryan Boyajian	32	President, Interim-Chief Financial Officer and Director, and Chairman	2009
Andrea Downs	43	Former Chief Development Officer and Director (resigned as of November 2009)	2009
Lan Mai	43	Former Chief Financial Officer (resigned March 2010)	NA
Kristen Varia Chudacoff	42	Former Director (resigned as of September 2009)	2009
Andrew V. Kardish	47	Former Chairman (resigned as of February 2010)	2009

Michael McCarthy, Former Chief Executive Officer (resigned as of October 2009)

Mike McCarthy, 48, is the former Chief Financial Officer of the Company. Most recently at Countrywide Financial, Mr. McCarthy was Managing Director of New Customer Acquisition "NCA." Under his leadership the group was responsible for sales generated from media advertising. During his tenure as General Manager of ditech.com, the brand became one of the most recognized in America. Over a six year period from 2000 through 2006 ditech.com generated in excess of $75 Billion in funded mortgages, making it one of the most profitable divisions of the GMAC family.

Andrew V. Kardish III, Former Chairman (resigned as of February 2010)

Andrew V Kardish III, 47, is the former Chairman and Director of the Company.  Prior to joining the Company Mr. Kardish was the President of Kardish Wealth Management an independent financial services firm offering personalized Wealth Management solutions. Prior to forming his own firm Mr. Kardish started in the Financial Services industry in 1987 with Dean Witter Reynolds. From there he worked for Merrill Lynch, Morgan Stanley as well as UBS where he served as First Vice-President and Training Manager. Mr. Kardish also serves as Chairman of the Board of Directors of Skytech Communications, a wireless communications corporation.  Mr. Kardish holds a Bachelors Degree and Masters Degree in Business Administration from Columbia State University (Cum Laude).

Ryan Boyajian, President, Interim-Chief Financial Officer and Director, and Chairman

Mr. Boyajian, 32, serves as the Company President and Interim-Chief Financial Officer and Chairman, and is also one of the company's founders. Mr. Boyajian is in charge of all Business Development aspects of the business.  He has brought significant high level customers who joined MMLN as Affiliates through his Professional business relationships that he garnered over the past 15 years in the Mortgage Business.  Prior to joining MMLN, Mr. Boyajian was a partner in a mortgage brokerage firm for the past four years.  He has placed in the top 50 of Mortgage Originators nationwide since 2002 (Mortgage Originator Magazine).  Mr. Boyajian earned his Bachelor of Science degree in Accounting from Fresno State and is married with two children.  He is also a member of National Association of Mortgage Brokers and California Association of Mortgage Brokers.

Andrea Downs, Former Chief Development Officer and Director (resigned as of November 2009)

Ms. Downs, 43, if the former Chief Development Officer for the Company. Prior to joining MMLN, Ms. Downs built a start-up media business in 1992. As Founder and President of Shorecliff Communications, Inc, Ms. Downs created and executed industry tradeshows, business to- business conferences and leading publications throughout the United States, Europe, and Latin America. Ms. Downs advises media, wireless, and IT companies and associations in the Wireless and Finance and Investment industries.

Lan Mai, Former Chief Financial Officer (resigned as of March 2010)

Mr. Mai, age 43, is the former Chief Financial Officer of the Company. Prior to joining the Company, Mr. Mai was the Controller for a contract research organization which provided project management services to pharmaceutical companies to obtain FDA approval for drugs and medical devices. Prior to that Mr. Mai was the General Manager for a commodity brokerage firm located in California.  Mr. Mai assisted that $5 million company grow in revenue from when he joined in 1995 to over $50 million annually and eventually sold for over $100 million in 2001. Mr. Mai holds a Bachelor of Science degree from California State University, Long Beach and currently is a CPA candidate.

Kristen Varia Chudacoff, Former Director (resigned as of September 2009)

Ms. Chudacoff, 42, is a former Director for the Company. She has been in the wholesale lending mortgage industry spanning almost 20 years.  She has worked in all facets of residential lending, including broker relationships, operational management and loan underwriting.

Corporate Governance

All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Officers are elected annually by the Board of Directors and serve at the discretion of the Board. There are no family relationships among the directors and officers of the Company.

The Company intends to establish an Audit Committee and a Compensation Committee of the Board of Directors, each of which will be comprised of independent directors.

Audit Committee Financial Expert

The Company does not have an audit committee financial expert.

Employment Agreements and Compensation

The Company does not have formal employment or consulting agreements with its executive officers or directors.  All officers serve on an at-will basis.  Of the directors and officers, only the Chief Executive Officer and the Chief Financial Officer received salaries.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company's officers, directors and persons who beneficially own more than 10% of the Company's common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons also are required to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, no officers, directors and persons who beneficially own more than 10% of the Company's common stock have failed to file the reports required pursuant to Section 16(a).

Code of Ethics

The Company has not adopted a Code of Ethics, but plans to do so in the future.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth the compensation that the Company paid to each executive officer and all executive officers as a group, for the fiscal years 2009 and 2008 The Company does not currently have a long-term compensation plan and does not grant any long-term compensation to its executive officers or employees.

The table does not reflect certain personal benefits, which in the aggregate are less than ten percent of the named executive officer's salary and bonus. No other compensation was granted in fiscal years 2009 and 2008.

Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Nonequity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation	Total
Michael McCarthy, CEO-Former	2009 2008	-- --	-- --	$127,500 --	-- --	-- --	-- --	-- --	$127,500 --
Ryan Boyajian, President, Interim-CFO & Chairman	2009 2008	-- --	-- --	-- --	-- --	-- --	-- --	-- --	$0 $0
Lan Mai, CFO-Former	2009 2008	$55,000 --	-- --	$127,500 --	-- --	-- --	-- --	-- --	$182,500 --

Employment Agreements

The Company does not have formal employment or consulting agreements with its executive officers or directors.

Grants of plan based awards

No grants of plan based awards were granted during 2009.

Outstanding equity awards at fiscal year-end

The Company has not granted any equity awards.

Option exercises and stock vested table

The Company has not granted options or other equity awards.

Pension benefits table

The Company did not offer a pension plan during 2009.

Nonqualified deferred compensation table

The Company did not offer any non-qualified deferred compensation plans during 2009.

Director compensation disclosure

The Company did not enter into director compensation arrangements during 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of May 13, 2010, information regarding the beneficial ownership of the Company’s common stock with respect to each of its executive officers, each of its directors, each person known by us to own beneficially more than 5% of the common stock, and all of its directors and executive officers as a group.  Beneficial ownership is determined under the rules of the Securities and Exchange Commission and generally includes voting or investment power over securities.  Each individual or entity named has sole investment and voting power with respect to the shares of common stock indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted.

Title of Class:	Name and Address of Beneficial Holder:	Amount and Nature of Beneficial Ownership:	Percent of Outstanding at December 31, 2009:
Common, $0.001 par value	Ryan Boyajian(1) 27382 Via Priorato San Juan Capistrano, CA 92675	1,816,100	13.5%
Total Held by Officers and Directors:		1,816,100	13.5%
Total Held by Officers, Directors and Certain Beneficial Owners:		1,816,100	13.5%

(1)	Ryan Boyajian is the Company's President, Interim-CFO & Chairman.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Andrew Kardish, the Former Chairman of the Board, loaned the Company certain amounts during 2008 and 2009.  As of May 13, 2010, the Company has  $67,000 remaining in debt obligation to Mr. Kardish.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of the fees billed to the Company by Kabani & Company, Inc. and Berman & Company, P.A. for professional services rendered for the fiscal years ended December 31, 2009 and 2008:

	2009	2008

Fee Category:
Kabani & Company, Inc. Audit fees	$32,500	$5,000
Berman & Company, P.A. Audit fees	28,000
Tax fees	--	--
All other fees	--	--

	$60,500	$5,000

Audit Fees consists of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by Kabani & Company and Berman & Company, P.A. in connection with our statutory and regulatory filings or engagements.

Audit-Related Fees consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees”.

Tax Fees consists of fees billed for professional services for tax compliance, tax advice and tax planning.

All Other Fees consists of fees for products and services other than the services reported above.

We do not have an audit committee.  Our board of directors pre-approves all audit and permissible non-audit services provided by the independent auditors.  These services may include audit services, audit-related services, tax services and other services.  Pre-approval would generally be provided for up to one year and any pre-approval would be detailed as to the particular service or category of services, and would be subject to a specific budget.  The independent auditors and management are required to periodically report to the board of directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed.  The board of directors may also pre-approve particular services on a case-by-case basis.

Item 15.	EXHIBITS.

Exhibits:
3.1	Amended and Restated Articles of Incorporation of We Save Homes, Inc. (1)

3.2	Bylaws of We Save Homes, Inc. (1)

31.1	Certification of President and Interim-Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President and Interim-Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as Exhibits to Schedule 14C on April 9, 2009

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 17, 2010                                                             We Save Homes, Inc.

By:           /s/ Ryan Boyajian

Ryan Boyajian, President and Interim-Chief Financial Officer
(Principal Executive, Finance and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated

Signature	Title	Date

/s/ Ryan Boyajian	Chairman, President and Interim-Chief Financial Officer	May 17, 2010
Ryan Boyajian

/s/ Ryan Boyajian	Director	May 17, 2010
Ryan Boyajian