Form 10-Q
period 2010-03-31
We Save Homes, Inc.
filed 2010-05-24
CIK 1410307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:

Commission file number: 0-21255

WE SAVE HOMES, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-4238285
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.

2300 East Katella Ave., Suite 300 Anaheim, CA	92806
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (714) 542-4444

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☑  The registrant is not yet subject to this requirement.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filed,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of May 17, 2010 was 14,252,207.

We Save Homes, Inc. and Subsidiary
Condensed Consolidated Balance Sheets

	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash	$316	$33,266
Accounts receivable, net	187	5,194
Prepaid expenses	5,129	44,418
Total current assets	5,632	82,878

Property and equipment, net	47,230	52,826

Total assets	$52,862	$135,704

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$228,379	$197,483
Accrual for potential penalties and fines	320,336	720,336
Unearned income	9,234	13,476
Notes payable	288,946	138,916
Convertible note payable - related party	100,000	100,000
Total current liabilities	946,895	1,170,211

Stockholders' deficit
Preferred stock $0.001 par value, 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value: 50,000,000 shares authorized; shares issued and outstanding 14,208,207 and 13,407,707, respectively	14,208	13,408
Additional paid-in capital	7,475,707	5,759,228
Accumulated deficit	(8,383,948)	(6,807,143)
Total stockholders' deficit	(894,033)	(1,034,507)

Total liabilities and stockholders' deficit	$52,862	$135,704

See accompanying notes to unaudited condensed consolidated financial statements.

We Save Homes, Inc. and Subsidiary
Condensed Consolidated Statement of Operations
(Unaudited)

	For the Three Months Ended March 31,
	2010	2009

Net revenues	$1,048	$377,063

General and administrative expenses	1,571,666	469,672

Loss from operations	(1,570,618)	(92,609)

Other income (expense):
Rental income	-	6,575
Interest expense	(6,187)	(1,540)

Other income (expense) - net	(6,187)	5,035

Net loss	$(1,576,805)	$(87,574)

Net loss per common share - basic and diluted	$(0.11)	$(0.01)

Weighted average number of common shares outstanding	13,792,307	12,067,500

See accompanying notes to unaudited condensed consolidated financial statements.

We Save Homes, Inc. and Subsidiary
Condensed Consolidated Statement of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
	2010	2009

Cash flows from operating activities
Net loss	$(1,576,805)	$(87,574)
Adjustments to reconcile net loss to net cash used by operating activities:
Share based payments	1,317,279	-
Depreciation	5,596	4,968
(Increase) decrease in:
Accounts receivable	5,007	23,955
Due from related parties	-	7,451
Prepaid expenses	39,289	(5,000)
Deposits	-	(45,000)
Increase (decrease) in:
Accounts payable and accrued expenses	36,371	(17,127)
Unearned income	(4,242)	-
Net cash used in operating activities	(177,505)	(118,327)

Cash flows from investing activities:
Purchase of property and equipment	-	(33,539)
Net cash used in investing activities	-	(33,539)

Cash flows from financing activities:
Proceeds from notes payable - stockholder	144,555	-
Collection of subscription receivable	-	198,167
Net cash provided by financing activities	144,555	198,167

Net (decrease) increase in cash	(32,950)	46,301
Cash, beginning of period	33,266	-
Cash, end of period	$316	$46,301

SUPPLEMENTARY CASH FLOW INFORMATION:
Income taxes paid	$-	$-
Interest paid	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Accrued settlement paid by stockholder	$400,000	$-

See accompanying notes to unaudited condensed consolidated financial statements.

We Save Homes, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
March 31, 2010 and 2009
(Unaudited)

NOTE 1 – Organization and Description of Business

The Company had offered foreclosure mitigation solutions for distressed homeowners. As of August 2009, the Company ceased to offer or accept any new loan modification cases.

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

NOTE 2 – Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the years ended December 31, 2009 and 2008.  The interim results for the period ended March 31, 2010 are not necessarily indicative of results for the full fiscal year.

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

Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, prepaid expenses, accounts payable, notes payable (related party), and convertible notes payable (related party).  The carrying values of cash, accounts receivable, accounts payable, notes payable and convertible notes payable are representative of their fair values due to their short-term maturities.

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

Fees collected from sales of online subscriptions are recorded as unearned revenues over a period of twelve months.  Subscriptions are recognized ratably over the life of the related agreement. The Company has recorded $9,234 and $13,476 as unearned income under the terms of the online service business model as of March 31, 2010 and December 31, 2009, respectively. The reduction in unearned revenue relates to refunds for services that were never provided.

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

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 amends ASC 820, “ Fair Value Measurements” ("ASC 820") to require a number of additional disclosures regarding fair value measurements. The amended guidance requires entities to disclose the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers, the reasons for any transfers in or out of Level 3, and information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. The ASU also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. The amended guidance was effective for financial periods beginning after December 15, 2009, except the requirement to disclose Level 3 transactions on a gross basis, which becomes effective for financial periods beginning after December 15, 2010. ASU 2010-06 did not have a significant effect on the Company’s consolidated financial position or results of operations.

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

NOTE 3 - Notes Payable and Convertible Notes Payable to Related Parties

At March 31, 2010 and December 31, 2009, notes payable and convertible notes payable to related parties consists of:

	2010	2009

Note payable:
Secured	$220,428	$71,916
Unsecured	68,518	67,000
	288,946	138,916

Convertible note payable - related party	100,000	100,000

	$388,946	$238,916

During the fiscal years ended December 31, 2009 and 2008, the Company borrowed $463,500 and $100,000, respectively. The Company repaid $275,000 of those borrowings and converted $50,000 of principal into common stock during 2009.  The Company recorded a loss of $1,875 on the debt conversion based on the market value of its common stock. During the three months ended March 31, 2010, a shareholder has advanced cash and paid expenses on behalf of the Company for $144,555. These notes bear interest at 10% and are originally due between 3 and 4 months.

Secured notes payable to stockholder bear interest at 10% per annum and were originally due 3 months from the date of issuance in December, 2009. Their maturity has been extended through December 31, 2010. The notes are secured by all assets of the Company.

Unsecured notes bear interest at 3.25% and are past due. Their original due date was one year from the date of issuance. The Company is in the process of obtaining an extension for the due dates on these loans.

The convertible note is also past due and the Company is in the process of extending the due date for the loan. The note bears interest of 10%, and contains a conversion provision which gives the lender the right to convert the balance due into common stock of the Company at $2.00 per share or at the prevailing offer rate. The fair value of the beneficial conversion feature at the inception of this convertible note was $100,000 which has been fully amortized.

NOTE 4 – Contingencies and Commitments

Due to the discontinuance of its loan modification business, the Company accrued for potential obligations an amount of $200,000 which has been recorded as a liability.

In October 2009, a shareholder asserted a claim and threatened litigation against the Company and certain officers, directors and shareholders. The Company and the individuals involved entered into a settlement in December 2009 with the stockholder, which included the repurchase of 1,816,000 by another shareholder of all of the disputing shareholder’s shares in the Company for $400,000. On January, 2010, the Company obtained a general and mutual release for any potential legal action. The payment of $400,000 has been charged to Additional Paid in Capital.

In December 2009, the Company accrued $120,336 in connection with a dispute with a consultant.

NOTE 5 – Stockholder’s Deficit

(A)  2010 stock issuance

During the three months ended March 31, 2010, the Company issued 800,500 shares of common stock for services rendered, having a fair value of $1,317,279 (average price of $1.65/share), based upon the quoted closing trading price.

(B)  Warrants

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted
	Outstanding/	Average
	Exercisable	Exercise Price

Exercise - December 31, 2008	-	$-
Granted	15,001	2.00
Exercised	-	-
Forfeited/Cancelled	-	-
Outstanding - December 31, 2009	15,001	2.00
Exercisable - December 31, 2009	15,001	2.00
Granted	-	-
Exercised	-	-
Forfeited/Cancelled	-	-
Outstanding - March 31, 2010	15,001	$2.00
Exercisable - March 31, 2010	15,001	$2.00

The warrants outstanding and exercisable all have an exercise price of $2.00 per share, and a remaining contractual life of 4.57 years. At March 31, 2010 and December 31, 2009, warrants outstanding and exercisable had no intrinsic value.

 NOTE 6 – Going Concern and Liquidity

As reflected in the accompanying unaudited condensed consolidated financial statements, for the three months ended March 31, 2010, the Company has a net loss of $1,576,805 and net cash used in operating activities amounted to $177,505. At March 31, 2010, the Company has a working capital deficit of $941,263 and a stockholders’ deficit of $894,033.

The ability of the Company to continue its operations is dependent on Management's plans, which include the raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working The Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence.

The Company will require additional funding to finance the growth of its current and expected future operations as well as to achieve its strategic objectives.  The Company believes its current available cash along with anticipated revenues may be insufficient to meet its cash needs for the near future.  There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all. Subsequent to March 31, 2010, the Company borrowed approximately $48,000 from a stockholder, in addition to amounts outstanding as of March 31, 2010.

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

NOTE 7 – Subsequent Events

Increase in secured notes payable – stockholder
Subsequent to March 31, 2010 the Company has increased its outstanding debt by approximately $48,000 to a certain lender through a series of secured promissory notes that bear interest at 10%. Each note is 3 months in duration. The Company has extended all the matured notes with this lender so that each now has a maturity date of December 31, 2010. The extension agreement also provides for repayment in advance of maturity if the Company achieves certain revenue thresholds.

Issuance of common stock
Subsequent to March 31, 2010 the Company issued 43,500 shares of restricted common stock for services and wages valued at $42,195 (average price of $0.97/share) based upon the quoted closing trading prices. The shares were issued for certain consulting and advisory services.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion and analysis should be read in conjunction with our condensed financial statements and notes thereto, included elsewhere in this Quarterly Report on Form 10-Q (“Report”). Except for the historical information contained in this Report, the following discussion contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results may differ materially from the results discussed in the forward-looking statements as a result of certain factors including, but not limited to, those discussed in the section of this Report titled “Risk Factors”, as well as other factors, some of which will be outside of our control. You are cautioned not to place undue reliance on these forward-looking statements, which relate only to events as of the date on which the statements are made. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. You should refer to and carefully review the information in future documents we file with the SEC.

Overview

Plan of Operation

We Save Homes, Inc. (the “Company" or “WESA”) has not generated sufficient revenue so it intends to report its plan of operation below. The ability of the Company to achieve its business objectives is contingent upon its success in raising additional capital until adequate revenues are realized from operations.

History

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

The Company, through its subsidiary, MMLN, during 2009 offered potential foreclosure mitigation solutions for distressed homeowners using two (2) business models.  First, MMLN had a retail program that employed both "grass roots" and "technology based" efforts to reach out directly to the troubled homeowner by helping to inform and provide information as to their various foreclosure mitigation options.  Second, MMLN had an affiliate program that marketed specifically to real estate and mortgage professionals. However, the subsidiary discontinued the affiliate program in the second quarter of 2009 due to increased regulation, potential liabilities that outweighed the benefits thereof, and a high degree of significant risks associated with this program. Also in that quarter the Company received a letter from the California Department of Real Estate requesting information regarding business activities in the state of California involving loan modification services. In this correspondence, the DRE also questioned the business activities of a back-end service provider and its licensing status to operate in the state of California (Note 5).  As a result the Company ceased outsourcing back-end processing and brought these activities in-house.  During the third quarter of 2009 determined that the business would ultimately not become successful, and ceased to offer or accept any new loan modification cases.

Business

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

 Results of Operations

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Revenues – For the period ending March 31, 2010 our net revenue was $1,048 and our revenue for the period ending March 31, 2009 was $377,063.  The substantial decrease is due to the cessation of the loan modification business during the second quarter of 2009. Revenue for the period ending March 31, 2009 consisted solely of loan modification revenue. During 2010, our revenues comprised fees received from retail subscription for online applications which will allow homeowners to store and access information for real estate and mortgage lending activities. During 2009 our revenues were comprised of fees received from various law offices and a back end service provider in connection with the marketing and administrative support of loan modification services.  Revenue is presented on a Net basis, deducting fees paid to real estate professionals and back end service provider. David, pls confirm the above highlighted paragraph.

General and administrative expenses – General and administrative expenses increased to $1,571,666 for the period ending March 31, 2010 as compared to $469,672 for the prior year primarily due to non-cash expenses from issuance of common stock shares for compensation, consulting and other professional fees in the amount of $1,317,279.

Loss from operations – Loss from operations for the period ending March 31, 2010 was $1,570,618 as compared to $92,609 for the prior year.  The increase in loss from operations is primarily due to increased general and administrative expenses relating to share-based payments.

Liquidity and Capital Resources

Cash and working capital – At March 31, 2010, we had cash of $316 compared to $33,266 at December 31, 2009. At March 31, 2010, we had a working capital deficit of $941,263 as compared to a working capital deficit of $1,087,333 at December 31, 2009.

Cash used in operations – During the period ending March 31, 2010, net cash used in operations was $177,505 and consisted principally of a net loss of $1,576,805 and was offset by share based payments of $1,317,279 and depreciation of $5,596. For the period ending March 31, 2009, net cash used in operations amounted to $118,327 consisting principally of a net loss of $87,574, depreciation of $4,968.

Investing activities – During the period ending March 31, 2009 we used $33,539 of cash to acquire property and equipment. There were no investing cash flows for the period ending March 31, 2010.

Financing activities – During the period ending March 31, 2010 we financed our operations by receiving loans of $144,555.  During the same period in 2009 we received proceeds of $186,510 from the collection of a subscription receivable.

We have incurred significant losses since our inception, including $1,576,805 and $87,574 for the three months ending March 31, 2010 and 2009, respectively, and we have relied on proceeds from sales of our common stock, along with convertible note borrowings, to fund operations and business development and growth. While the majority of the accumulated deficit or losses is the result of non-cash expenses from issuance of common stock shares to various parties for advisory, marketing services and compensations, we expect that we will continue to experience net losses in the foreseeable future.  The audited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we have to curtail operations.

We continue to be engaged in additional fund-raising activities to fund future operations, capital expenditures, potential acquisitions of businesses, and provide additional working capital. However, there is no assurance that additional financing will be available on favorable terms or at all.  If we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders.  If we do not raise additional capital, then we will experience significant financial hardship and will have considerable difficulty to fund operations, business development, growth and continue as a going concern.  At March 31, 2010 we do not have sufficient cash to meet our needs for the next twelve months.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our unaudited condensed consolidated financial statements, see “Note 2 – Basis of Presentation and Summary of Significant Accounting Policies”.

Going Concern

       As reflected in the accompanying unaudited condensed consolidated financial statements, for the three months ended March 31, 2010, the Company has a net loss of $1,576,805 and net cash used in operating activities amounted to $177,505. At March 31, 2010, the Company has a working capital deficit of $941,263 and a stockholders’ deficit of $894,033.

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

The Company will require additional funding to finance the growth of its current and expected future operations as well as to achieve its strategic objectives.  The Company believes its current available cash along with anticipated revenues may be insufficient to meet its cash needs for the near future.  There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all. Subsequent to March 31, 2010, the Company borrowed approximately $48,000 from stockholder, in addition to amounts outstanding as of March 31, 2010.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this disclosure.

ITEM 4(T).    CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

Regulations under the Securities Exchange Act of 1934 require public companies to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the period covered by this Report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2010, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 5) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following three material weaknesses in our disclosure controls and procedures:

1.           We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.           We do not have sufficient segregation of duties within accounting functions, which is a basic internal control.  Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.           We do not have review and supervision procedures for financial reporting functions. The review and supervision function of internal control relates to the accuracy of financial information reported. The failure to review and supervise could allow the reporting of inaccurate or incomplete financial information. Due to our size and nature, review and supervision may not always be possible or economically possible.  Management evaluated the impact of our significant number of audit adjustments and has concluded that the control deficiency that resulted represented a material weakness.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

(b) Changes in internal control over financial reporting

During the three months ended March 31, 2010, the Company has not made any changes to internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Not applicable.

ITEM 1A.    RISK FACTORS

                The information to be reported under this item has not changed since it was disclosed in the previously filed Form 10-K, dated May 17, 2010.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    RESERVED

ITEM 5.    OTHER INFORMATION

Not applicable.

ITEM 6.    EXHIBITS.

The following exhibits are filed herewith or incorporated by reference:

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of We Save Homes, Inc. (1)
3.2	Bylaws of We Save Homes, Inc. (1)
31.1	Section 302 Certificate by the Company’s President and Interim-Chief Financial Officer*
32.1	Section 906 Certificate by the Company’s President and Interim-Chief Financial Officer *

* Filed herewith.

(1)   Filed as Exhibits to Schedule 14C on April 9, 2009

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

We Save Homes, Inc.

May 24, 2010	By:	/s/ Ryan Boyajian
Ryan Boyajian
Chairman, President and Interim-Chief Financial Officer