Form 10-Q
period 2010-06-30
We Save Homes, Inc.
filed 2010-08-23
CIK 1410307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of August 17, 2010 was 14,524,207.

We Save Homes, Inc. and Subsidiary
Consolidated Balance Sheets

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS

Current assets
Cash	$3,088	$33,266
Accounts receivable - net	187	5,194
Prepaid expenses	4,640	44,418
Total current assets	7,915	82,878

Property and equipment, net	41,572	52,826

Total assets	$49,487	$135,704

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$121,160	$197,483
Accrual for potential penalties and fines	320,336	720,336
Notes payable - stockholders	636,523	138,916
Convertible note payable - related party	100,000	100,000
Unearned income	-	13,476
Total current liabilities	1,178,019	1,170,211

Stockholders' deficit
Preferred stock $0.001 par value, 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value: 50,000,000 shares authorized; shares issued and outstanding 14,251,707 and 13,407,707, respectively	14,252	13,408
Additional paid-in capital	7,517,859	5,759,228
Accumulated deficit	(8,660,643)	(6,807,143)
Total stockholders' deficit	(1,128,532)	(1,034,507)

Total liabilities and stockholders' deficit	$49,487	$135,704

See accompanying notes to unaudited consolidated financial statements

We Save Homes, Inc. and Subsidiary
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net revenues	$9,234	$61,778	$10,282	$445,416

General and administrative expenses	388,082	1,371,970	1,959,748	1,841,642

Loss from operations	(378,848)	(1,310,192)	(1,949,466)	(1,396,226)

Other income (expense):
Gain (loss) on settlement of debt	113,800	(1,875)	113,800	(1,875)
Interest expense	(11,647)	(2,566)	(17,834)	(4,106)

Other income (expense) - net	102,153	(4,441)	95,966	(5,981)

Net loss	$(276,695)	$(1,314,633)	$(1,853,500)	$(1,402,207)

Net loss per common share - basic and diluted	$(0.02)	$(0.11)	$(0.13)	$(0.12)

Weighted average number of common shares outstanding	14,245,932	12,201,071	14,020,373	12,134,655

See accompanying notes to unaudited consolidated financial statements

We Save Homes, Inc. and Subsidiary
Consolidated Statement of Cash Flows
(Unaudited)

	The Six Months Ended June 30,
	2010	2009

Cash flows from operating activities:
Net loss	$(1,853,500)	$(1,402,207)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based payments	1,359,475	680,407
Depreciation	11,254	11,083
(Gain) Loss on settlement of debt	(113,800)	1,875
(Increase) decrease in:
Accounts receivable	5,007	51,015
Due from related parties	-	11,530
Prepaid expenses	39,778	(2,500)
Deposits	-	(40,001)
Increase (decrease) in:
Accounts payable and accrued expenses	54,050	91,545
Accrual for potential penalties and fines	-	200,000
Unearned income	(13,476)	34,997
Net cash used in operating activities	(511,212)	(362,256)

Cash flows from investing activities:
Purchase of property and equipment	-	(41,367)
Net cash used in investing activities	-	(41,367)

Cash flows from financing activities:
Common stock issued for cash	-	150,000
Proceeds from note payable - stockholders	481,034	242,625
Collection of subscription receivable	-	186,509
Net cash provided by financing activities	481,034	579,134

Net (decrease) increase in cash	(30,178)	175,511
Cash, beginning of period	33,266	-
Cash, end of period	$3,088	$175,511

SUPPLEMENTARY CASH FLOW INFORMATION:
Income taxes paid	$-	$-
Interest paid	$-	$1,547

SUPPLEMENTARY DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Accrued settlement paid by stockholder	$400,000	$-
Common shares issued for acquisition of subsidiary	$-	$10,000

See accompanying notes to unaudited consolidated financial statements.

We Save Homes, Inc. and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2010
(Unaudited)

NOTE 1 – Basis of Presentation

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

The financial information as of December 31, 2009 is derived from the audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  The unaudited consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended December 31, 2009.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the period ended June 30, 2010 are not necessarily indicative of results for the full fiscal year.

NOTE 2 – Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

The Company had offered foreclosure mitigation solutions for distressed homeowners. As of August 2009, the Company ceased to offer or accept any new loan modification cases.

The Company plans to offer retail subscriptions to an online application which will allow homeowners to store and access information for real estate and mortgage lending activities, such as loss mitigation.   In addition, the Company plans to offer this service to lenders, banks, real estate brokers and professionals to perform various real estate related transactions such as short sales, loan restructure, refinancing and other features to be developed at a later time.

Summary of Significant Accounting Policies

Principles of Consolidation

All significant intercompany accounts and balances have been eliminated in consolidation.

Risks and uncertainties

The Company operates in an industry that is subject to intense competition and change in consumer demand. The Company's operations are subject to significant risk and uncertainties including financial and operational risks including the potential risk of business failure. Also, see Note 6 regarding going concern.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: the fair value of warrants granted, estimates of the probability and potential magnitude of contingent liabilities and the valuation allowance for deferred tax assets due to continuing operating losses.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from our estimates.

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

Subscriptions are recognized ratably over the life of the related agreement. The Company has recorded $0 and $13,476 as unearned income under the terms of the online service business model as of June 30, 2010 and December 31, 2009, respectively. The reduction in unearned revenue relates to refunds for services that were never provided and for which no future obligation is expected.

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

Earnings Per Share

In accordance with accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share,” basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period.  Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period.

The Company had the following potential common stock equivalents at June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009

Warrants	15,000	15,000
Total common stock equivalents	15,000	15,000

Since the Company reflected a net loss in for the period ended June 30, 2010 and 2009, respectively, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

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

In April 2010, The FASB issued ASU No. 2010-17, Revenue Recognition – Milestone Method (Topic 605), to provide guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. The amendments in the update are effective on a prospective basis for milestones achieved for fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted.  The Company is currently assessing the future impact of this new accounting update to its consolidated financial statements.

NOTE 3 - Notes Payable to Shareholders and Convertible Notes Payable to Related Party

At June 30, 2010 and December 31, 2009, secured and unsecured notes payable to shareholders, and convertible notes payable to related party consists of:

	2010	2009

Note payable:
Secured	$567,462	$71,916
Unsecured	69,061	67,000
	636,523	138,916

Convertible note payable - related party	100,000	100,000

During the fiscal years ended December 31, 2009 and 2008, the Company borrowed $463,500 and $100,000, respectively, from shareholders. The Company repaid $275,000 of those borrowings and converted $50,000 of principal into common stock during 2009.  The Company recorded a loss of $1,875 on the debt conversion based on the market value of its common stock. During the six months ended June 30, 2010:  (a) one shareholder advanced cash and paid expenses on behalf of the Company for $433,984 and the maturity date has been extended through December 31, 2010 and (b) one shareholder borrowed $50,000 and is due on June 30, 2011.

Secured notes payable to shareholders bear interest at 10%. The notes are secured by all assets of the Company.

Unsecured notes bear interest at 3.25% and are past due. Their original due date was one year from the date of issuance. These notes are currently in default and the Company is in the process of obtaining an extension for the due dates on these loans.

The convertible note is also past due and the Company is in the process of extending the due date for the loan. The note bears interest of 10%, and contains a conversion provision which gives the lender the right to convert the balance due into common stock of the Company at $2.00 per share or at the prevailing offer rate. The fair value of the beneficial conversion feature at the commitment date of this convertible note was $100,000 which has been fully amortized in 2009.

NOTE 4 – Contingencies and Commitments

In 2009, the Company accrued for potential obligations relating to the discontinuance of its loan modification business in the amount of $200,000, and accrued $120,336 in connection with a dispute with a consultant.

In October 2009, a shareholder asserted a claim and threatened litigation against the Company and certain officers, directors and shareholders. The Company and the individuals involved entered into a settlement in December 2009 with the stockholder, which included the repurchase of 1,816,000 by another shareholder of all of the disputing shareholder’s shares in the Company for $400,000. In January 2010, the Company obtained a general and mutual release for any potential legal action. The payment of $400,000 has been credited to Additional Paid in Capital.

NOTE 5 – Stockholders’ Deficit

(A)	2010 stock issuance

During the six months ended June 30, 2010, the Company issued 844,000 shares of common stock for services rendered, having a fair value of $1,359,475 (average price of $1.61/share), based upon the quoted closing trading price. During the six months ended June 30, 2009, the Company issued 125,000 shares of common stock for services rendered, having a fair value of $668,750 (average price of $5.35/share), based upon the quoted closing trading price.

(B)	Warrants

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Outstanding - December 31, 2008	-	$-
Granted	15,001	2.00
Exercised	-	-
Forfeited/Cancelled	-	-
Outstanding - December 31, 2009	15,001	2.00
Exercised - December 31, 2009	15,001	2.00
Granted	-	-
Exercised	-	-
Forfeited/Cancelled	-	-
Outstanding - June 30, 2010	15,001	$2.00
Exercisable - June 30, 2010	15,001	$2.00

The warrants outstanding and exercisable have an exercise price of $2.00 per share, and a remaining contractual life of 4.32 years. At June 30, 2010 and December 31, 2009, warrants outstanding and exercisable had no intrinsic value.

NOTE 6 – Going Concern

As reflected in the accompanying unaudited consolidated interim financial statements, for the six months ended June 30, 2010, the Company has a net loss of $1,853,500 and net cash used in operating activities amounted to $511,212. At June 30, 2010, the Company has a working capital deficit of $1,170,104 and a stockholders’ deficit of $1,128,532.

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

The Company will require additional funding to finance the growth of its current and expected future operations as well as to achieve its strategic objectives.  The Company believes its current available cash along with anticipated revenues may be insufficient to meet its cash needs for the near future.  There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all. Subsequent to June 30, 2010, the Company borrowed $97,500 from stockholder and third parties, in addition to amounts outstanding as of June 30, 2010.

The accompanying unaudited consolidated interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 7 – Gain on Legal Settlement

During 2010, the Company settled professional fees with third parties as follows:

Balance due - June 30, 2010	$123,800
Amount of Settlement	10,000
Gain on settlement of debt	$113,800

In 2009, the Company recognized a gain on settlement of debt for $1,875.

NOTE 8 – Subsequent Events

(A)	Increase in secured notes payable

On July 14, 2010 the Company borrowed $15,000 from a shareholder. This loan is due on December 31, 2010 and bears interest at 10% and it is secured by all assets of the Company.

On July 29, 2010 the Company borrowed $75,000 from a certain lender. This loan is due December 31, 2010, at which time the Company is due to pay the lender $82,500, inclusive of $7,500 in simple interest. The loan is secured by 250,000 shares of the Company’s common stock. In return for the loan of funds, the third party is to receive certain rights and consideration.

On August 6, 2010, the Company borrowed $7,500 from a certain lender. This loan is due on December 31, 2010, bears interest at 10% per annum, and is unsecured.

(B)	Issuance of common stock

Subsequent to June 30, 2010 the Company issued 55,000 shares of restricted common stock for certain consulting and advisory services.

(C)	Employment agreement

On July 1, 2010, David R. Wells (“Mr. Wells”) was appointed Chief Financial Officer of the Company.  Under the terms of his employment agreement (the “Agreement”), Mr. Wells will be employed as the Chief Financial Officer of the Company for a period of one (1) year.  Mr. Wells will be compensated at with a salary of $240,000 per year, plus any eligible performance bonuses, subject to pro-rata reduction based on amount of time dedicated to the Company.  In addition, Mr. Wells will be issued 600,000 restricted shares of the Company common stock (the “Shares”), the Shares vest quarterly over the term of his Agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS F FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto, included elsewhere in this Quarterly Report on Form 10-Q (“Report”). Except for the historical information contained in this Report, the following discussion contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results may differ materially from the results discussed in the forward-looking statements as a result of certain factors including, but not limited to, those discussed in the section of this Report titled “Risk Factors”, as well as other factors, some of which will be outside of our control. You are cautioned not to place undue reliance on these forward-looking statements, which relate only to events as of the date on which the statements are made. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. You should refer to and carefully review the information in future documents we file with the SEC.

Overview

Plan of Operation

We Save Homes, Inc. dba Servicers Direct (the “Company" or “Servicers Direct”) has not generated sufficient revenue so it intends to report its plan of operation below. The ability of the Company to achieve its business objectives is contingent upon its success in raising additional capital until adequate revenues are realized from operations.

History

The Company was organized under the laws of the State of Nevada on May 19, 2006.  On March 23, 2009, the Company, exchanged, pursuant to a Share Exchange Agreement with its now-subsidiary, Mortgage Modification Legal Network (“MMLN”), (the “Share Exchange Agreement”), an aggregate of 10,000,000 shares of its common stock for all of the issued and outstanding shares of common stock of MMLN from the MMLN security holders. On March 30, 2009, our Board of Directors and shareholders approved a change in our name to We Save Homes, Inc. (“WESA”). The Company on May 20, 2009 amended its Articles of Incorporation with the State of Nevada and amended its Bylaws to change its end of fiscal year to December 31, effective June 8, 2009. The Amendment also allowed the Company to consummate its name change to We Save Homes, Inc.  On June 8, 2009, the Company received notice from the State of Nevada confirming the Amendment.  On June 17, 2010 we announced the intent to rename the Company to better reflect the change in business model. The new name, Servicers Direct, has been filed as a dba of the Company and will be formally voted on by our shareholders at our next shareholder meeting.

The principal offices are located at 2300 East Katella Ave., Suite 300, Anaheim, CA 92806. Our telephone number is (714) 542-4444.  Our website is www.servicersdirect.com.

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

Business

Servicers Direct provides a full-range of products and services for commercial and residential mortgage servicers throughout the nation. The Company’s regulatory-compliant default management solutions save time, eliminate errors, and increase efficiency.

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

Servicers Direct utilizes advanced technology solutions to streamline and simplify the default management process.  The Company meets the specific needs of commercial and residential mortgage servicers throughout the nation through a technology portfolio, which includes:

•	Mitigation software—which ensures fast and efficient load modifications according to FDIC and HAMP regulations.
•
Document management and processing—which is a regulatory-compliant system to enable mortgage servicers to overcome the inefficiencies and high costs of conventional document handling, while speeding and simplifying data aggregation, task management, tracking and reporting.

Servicers Direct provides a turnkey, full-service solution to enhance businesses and improve customer relationships. The Company is committed to maximizing its clients’ asset preservation while reducing costs, streamlining operations and optimizing borrower relationships.  The technical solutions developed by We Save Homes, Inc. enable default mortgage servicers to meet the increasing demands of an ever-evolving and competitive economy.

 Results of Operations

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Revenues – For the period ending June 30, 2010 our net revenue was $9,234 and our revenue for the period ending June 30, 2009 was $61,778.  The substantial decrease is due to the cessation of the loan modification business during the second quarter of 2009. Revenue for the period ending June 30, 2009 consisted solely of loan modification revenue. During 2009 our revenues were comprised of fees received from various law offices and a back end service provider in connection with the marketing and administrative support of loan modification services.  Revenue is presented on a Net basis, deducting fees paid to real estate professionals and back end service provider.

General and administrative expenses – General and administrative expenses decreased to $388,082 for the period ending June 30, 2010 as compared to $1,371,970 for the prior year primarily due to non-cash expenses from issuance of common stock shares for compensation, consulting and other professional fees in the amount of $680,407, as well as accruals for potential penalties and fines in the amount of $200,000.

Loss from operations – Loss from operations for the period ending June 30, 2010 was $378,848 as compared to $1,310,192 for the prior period ending June 30, 2009.  The change in loss from operations is primarily due to changes in general and administrative expenses described above.

Other income (expense) – Other income of $102,153 is primarily related to the settlement of certain debts with prior vendors. The Company was able to settle these obligations for less than previously accrued and thereby recorded a gain on transaction which is being recorded as gain on settlement of debt.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Revenues – For the period ending June 30, 2010 our net revenue was $10,282 and our revenue for the period ending June 30, 2009 was $445,416.  The substantial decrease is due to the cessation of the loan modification business during the second quarter of 2009. Revenue for the period ending June 30, 2009 consisted solely of loan modification revenue. During 2010, our revenues comprised fees received from retail subscription for online applications which will allow homeowners to store and access information for real estate and mortgage lending activities. During 2009 our revenues were comprised of fees received from various law offices and a back end service provider in connection with the marketing and administrative support of loan modification services.  Revenue is presented on a Net basis, deducting fees paid to real estate professionals and back end service provider.

General and administrative expenses – General and administrative expenses increased to $1,959,748 for the period ending June 30, 2010 as compared to $1,841,642 for the prior period ending June 30, 2009 primarily due to non-cash expenses from issuance of common stock shares for compensation, consulting and other professional fees in the amount of $1,359,475 for the six months ended June 30, 2010 as compared to $680,407 for the six months ended June 30, 2009.

Loss from operations – Loss from operations for the six months ending June 30, 2010 was $1,949,466 as compared to $1,396,226 for the six months ended June 30, 2009.  The change in loss from operations is primarily due to changes in general and administrative expenses described above.

Other income (expense) – Other income of $95,966 is related primarily to the settlement of certain debts with prior vendors. The Company was able to settle these obligations for less than previously accrued and thereby recorded a gain on transaction which is being recorded as gain on settlement of debt.

Liquidity and Capital Resources

Cash and working capital – At June 30, 2010, we had cash of $3,088 compared to $33,266 at December 31, 2009. At June 30, 2010, we had a working capital deficit of $1,170,104 as compared to a working capital deficit of $1,087,333 at December 31, 2009.

Cash used in operations – During the period ending June 30, 2010, net cash used in operations was $511,212 and consisted principally of a net loss of $1,853,500 and was offset by share based payments of $1,359,475, and depreciation of $11,254. The Company also recorded $113,800 as gain on settlement of debt. For the period ending June 30, 2009, net cash used in operations amounted to $362,256 consisting principally of a net loss of $1,402,207, offset by share based payments of $680,407, accrual for potential penalties and fines of $200,000, and depreciation of $11,083. Changes in net working capital accounted for the remaining increase or decrease in operating cash flow in both periods presented.

Investing activities – During the period ending June 30, 2009 we used $41,367 of cash to acquire property and equipment. There were no investing cash flows for the period ending June 30, 2010.

Financing activities – During the period ending June 30, 2010 we financed our operations by receiving loans from stockholders of $481,034.  During the same period in 2009 we received proceeds of $186,509 for subscription receivable, loans from stockholders of $242,625, and we issued common shares for $150,000.

We have incurred significant losses since our inception, including $1,853,500 and $1,402,207 for the six months ending June 30, 2010 and 2009, respectively, and we have relied on proceeds from sales of our common stock, along with convertible note borrowings, to fund operations and business development and growth. While the majority of the accumulated deficit or losses is the result of non-cash expenses from issuance of common stock shares to various parties for advisory, marketing services and compensations, as well as accrual for potential penalties and fines. We expect that we will continue to experience net losses in the foreseeable future.  The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we have to curtail operations.

We continue to be engaged in additional fund-raising activities to fund future operations, capital expenditures, potential acquisitions of businesses, and provide additional working capital. However, there is no assurance that additional financing will be available on favorable terms or at all.  If we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders.  If we do not raise additional capital, then we will experience significant financial hardship and will have considerable difficulty to fund operations, business development, grow and continue as a going concern.  At June 30, 2010 we do not have sufficient cash to meet our needs for the next twelve months.

Liquidity and Going Concern

As reflected in the accompanying unaudited consolidated interim financial statements, for the six months ended June 30, 2010, the Company has a net loss of $1,853,500 and net cash used in operating activities amounted to $511,212. At June 30, 2010, the Company has a working capital deficit of $1,170,104 and a stockholders’ deficit of $1,128,532.

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

The Company will require additional funding to finance the growth of its current and expected future operations as well as to achieve its strategic objectives.  The Company believes its current available cash along with anticipated revenues may be insufficient to meet its cash needs for the near future.  There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all. Subsequent to June 30, 2010, the Company borrowed a total of $97,500 from a stockholder and third parties, in addition to amounts outstanding as of June 30, 2010.

The accompanying unaudited consolidated interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Recent Accounting Standards

For a description of recent accounting standards, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements, see “Note 2 – Basis of Presentation and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements of this Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we are not required to provide this disclosure.

ITEM 4. CONTROLS AND PROCEDURES.

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

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the period covered by this Report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2010, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

(b) Changes in internal control over financial reporting

During the six months ended June 30, 2010, the Company has not made any changes to internal control over financial reporting.

PART II, OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Not applicable.

ITEM 1A. RISK FACTORS.

              The information to be reported under this item has not changed since it was disclosed in the previously filed Form 10-K, dated May 17, 2010.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON  SENIOR SECURITIES.

None.

ITEM 4. RESERVED.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS.

The following exhibits are filed herewith or incorporated by reference:

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of We Save Homes, Inc. (1)

3.2	Bylaws of We Save Homes, Inc. (1)

31.1	Section 302 Certificate by the Company’s Chief Executive Officer*

31.2	Section 302 Certificate by the Company’s Chief Financial Officer*

32.1	Section 906 Certificate by the Company’s Chief Executive Officer*

32.2	Section 906 Certificate by the Company’s Chief Financial Officer*

* Filed herewith.

(1)	Filed as Exhibits to Schedule 14C on April 9, 2009

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

We Save Homes, Inc.

August 23, 2010	By:	/s/ Robert Schaefers
Robert Schaefers
President and Principal Executive Officer

We Save Homes, Inc.

August 23, 2010	By:	/s/ David R. Wells
David R. Wells
Chief Financial Officer