Form 10-Q
period 2010-09-30
We Save Homes, Inc.
filed 2010-11-29
CIK 1410307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

☐	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:

Commission file number: 0-21255

WE SAVE HOMES, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-4238285
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.

2300 East Katella Ave., Suite 445 Anaheim, CA	92806
(Address of principal executive offices)	(Zip Code)

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
Yes ☐ No ☐   The registrant is not yet subject to this requirement.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of November 22, 2010 was 15,824,207.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

We Save Homes, Inc. and Subsidiary
Consolidated Balance Sheets

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets
Cash	$169	$33,266
Accounts receivable - net	-	5,194
Debt issuance costs	54,000	-
Prepaid expenses	673,849	44,418
Total current assets	728,018	82,878

Property and equipment, net	35,852	52,826

Total assets	$763,870	$135,704

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$253,129	$197,483
Accrual for potential penalties and fines	320,336	720,336
Notes payable - (including $849,175 and $138,916, respectively from stockholders)	881,885	138,916
Convertible note payable - stockholder	100,000	100,000
Unearned income	1,250	13,476
Total current liabilities	1,556,600	1,170,211

Stockholders' deficit
Preferred stock $0.001 par value, 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value: 50,000,000 shares authorized; shares issued: 15,786,707 and 13,407,707, respectively; shares outstanding: 14,911,707 and 13,407,707, respectively	15,787	13,408
Additional paid-in capital	8,667,625	5,759,228
Accumulated deficit	(9,476,142)	(6,807,143)
Total stockholders' deficit	(792,730)	(1,034,507)

Total liabilities and stockholders' deficit	$763,870	$135,704

See accompanying notes to unaudited consolidated financial statements

We Save Homes, Inc. and Subsidiary
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net revenues	$-	$18,238	$10,282	$463,654

General and administrative expenses	769,109	3,309,884	2,728,857	5,151,526

Loss from operations	(769,109)	(3,291,646)	(2,718,575)	(4,687,872)

Other income (expense):
Gain (loss) on settlement of debt	9,814	-	123,614	(1,875)
Interest expense	(56,204)	(15,439)	(74,038)	(19,545)

Other income (expense) - net	(46,390)	(15,439)	49,576	(21,420)

Net loss	$(815,499)	$(3,307,085)	$(2,668,999)	$(4,709,292)

Net loss per common share - basic and diluted	$(0.06)	$(0.27)	$(0.19)	$(0.39)

Weighted average number of common shares outstanding	14,596,761	12,399,457	14,214,614	12,223,892

See accompanying notes to unaudited consolidated financial statements

We Save Homes, Inc. and Subsidiary
Consolidated Statement of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(2,668,999)	$(4,709,292)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based payments	2,510,776	3,587,634
Depreciation	16,974	16,804
Amortization of beneficial conversion feature	-	9,804
Amortization of debt issance costs	36,000	-
(Gain) Loss on settlement of debt	(123,614)	1,875
(Increase) decrease in:
Accounts receivable	5,194	56,516
Due from related parties	-	11,530
Prepaid expenses	(629,431)	(6,871)
Deposits	-	(42,501)
Increase (decrease) in:
Accounts payable and accrued expenses	216,695	28,175
Accrual for potential penalties and fines	-	200,000
Unearned income	(12,226)	8,579
Net cash used in operating activities	(648,631)	(837,747)

Cash flows from investing activities:
Purchase of property and equipment	-	(41,367)
Net cash used in investing activities	-	(41,367)

Cash flows from financing activities:
Proceeds from notes payable	705,534	292,625
Payment of debt issuance costs	(90,000)	-
Common stock issued for cash	-	650,000
Collection of subscription receivable	-	186,509
Net cash provided by financing activities	615,534	1,129,134

Net (decrease) increase in cash	(33,097)	250,020
Cash, beginning of period	33,266	-
Cash, end of period	$169	$250,020

SUPPLEMENTARY CASH FLOW INFORMATION:
Income taxes paid	$-	$800
Interest paid	$-	$4,880

SUPPLEMENTARY DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Accrued settlement paid by stockholder	$400,000	$-
Accrued settlement paid by stockholder Common shares issued for acquisition of subsidiary	$-	$10,000

See accompanying notes to unaudited consolidated financial statements

We Save Homes, Inc. and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2010
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

The financial information as of December 31, 2009 is derived from the audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  The unaudited consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited consolidated financial statements and notes thereto, together with the Management’s Discussion and Analysis of Financial Condition and Result of Operations, for the year ended December 31, 2009.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the period ended September 30, 2010 are not necessarily indicative of results for the full fiscal year.

NOTE 2 – Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

The Company had offered foreclosure mitigation solutions for distressed homeowners. As of August 2009, the Company ceased to offer or accept any new loan modification cases.

The Company now offers short sale services whereby it works with lenders, homeowners, attorneys and /or real estate brokers to facilitate the sale of a residential property for less than the outstanding mortgage.  Through the Company’s associations and network, it believes that it can shorten the time often required for such short sales which benefit the mortgage note holder, the homeowner and buyer of residential properties.

The Company also provides a similar service to mortgage note holders who have already foreclosed on a property and who seek to find a qualified buyer on a timely basis.

In both cases, the Company receives fees in exchange for its services which are typically paid through escrow when a property is sold.

Summary of Significant Accounting Policies

Principles of Consolidation

All significant intercompany accounts and balances have been eliminated in consolidation.

Risks and uncertainties

The Company operates in an industry that is subject to intense competition and change in consumer demand. The Company's operations are subject to significant risk and uncertainties including financial and operational risks including the potential risk of business failure. Also, see Note 6 regarding going concern and liquidity.

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

Financial Instruments

The Company’s financial instruments consist of cash, accounts payable and accrued expenses, notes payable, and convertible notes payable.  The carrying values of these instruments are representative of their fair values due to their short-term maturities.

Revenue Recognition

The Company had generated revenues from providing loan modification services to homeowners through an advance fee agreement.  The Company collected service fees in advance and deposited them into a trust account and recorded the fees as unearned revenues.  Only when the agreed activities or services were completed in their respective phases, the fees were withdrawn from the trust account and recognized as revenues.  Since this revenue source is not viable, the Company no longer provides loan modification services.

Subscriptions are recognized ratably over the life of the related agreement. The Company has recorded $1,250 and $13,476 as unearned income under the terms of the online service business model as of September 30, 2010 and December 31, 2009, respectively. The reduction in unearned revenue relates to refunds for services that were never provided and for which no future obligation is expected.

Share Based Payments

Generally, all forms of share-based payments, including stock option grants, warrants, restricted stock grants and stock appreciation rights, are measured at their fair value on the awards’ grant date, and based on the estimated number of awards that are ultimately expected to vest. Share-based payment awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The expense resulting from share-based payments are recorded as a component of general and administrative expense.

Earnings (Loss) Per Share

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

The Company had the following potential common stock equivalents at September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
Warrants	15,000	15,000
Total common stock equivalents	15,000	15,000

Since the Company reflected a net loss for all periods presented, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

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

In April 2010, The FASB issued ASU No. 2010-17, Revenue Recognition – Milestone Method (Topic 605), to provide guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. The amendments in the update are effective on a prospective basis for milestones achieved for fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted.  The Company is currently assessing the future impact of this new accounting update to its unaudited interim consolidated financial statements.

NOTE 3 - Debt

At September 30, 2010 and December 31, 2009, secured and unsecured notes payable, and convertible note payable to stockholders consist of:

	2010	2009
Notes payable:
Secured	$812,275	$71,916
Unsecured	69,610	67,000
	$881,885	$138,916
Convertible note payable - stockholder	$100,000	$100,000

During the nine months ended September 30, 2010, the Company borrowed an aggregate $705,534. These notes are due on various dates from December, 2010 to August, 2011, bear interest at 10%-12% and are secured by all assets of the Company. In connection with one of such borrowings, the Company issued 250,000 shares of common stock as a loan fee. Such shares, valued at $90,000 based upon the quoted closing trading price, have been recorded as debt issuance costs and are being amortized over the term of the debt. Unamortized debt issuance costs as of September 30, 2010 amounted to $54,000.

Unsecured notes bear interest at 3.25% and are past due. Their original due date was one year from the date of issuance. These notes are currently in default and the Company is in the process of negotiating an extension of the due dates on these loans.

The convertible note is also past due and the Company is in the process of negotiating and extension of the due date for the loan. The note bears interest of 10%, and contains a conversion provision which gives the lender the right to convert the balance due into common stock of the Company at $2.00 per share or at a prevailing offer rate. The fair value of the beneficial conversion feature at the commitment date of this convertible note was $100,000 which was fully amortized in 2009.

NOTE 4 – Contingencies

In 2009, the Company accrued for potential obligations relating to the discontinuance of its loan modification business in the amount of $320,336 in connection with a dispute with a consultant.

In October 2009, a shareholder asserted a claim and threatened litigation against the Company and certain officers, directors and shareholders. The Company and the individuals involved entered into a settlement in December 2009 with the stockholder, which included the repurchase of 1,816,000 shares by another shareholder of all of the disputing shareholder’s shares in the Company for $400,000. In January 2010, the Company obtained a general and mutual release for any potential legal action. The payment of $400,000 has been credited to Additional Paid in Capital.

NOTE 5 – Stockholders’ Deficit

(A)	2010 stock issued for services

During the nine months ended September 30, 2010, the Company issued 1,279,000 shares for services rendered, having a fair value of $1,593,776 (average of $1.25/share), based upon the quoted closing trading price.

During the nine months ended September 30, 2010, the Company issued 1,100,000 shares for services to be rendered over a term ranging from twelve to twenty four months, having a fair value of $917,000 (ranging from $0.51-$1.12/share), based upon the quoted closing trading price on the grant date.  The shares issued vest as follows:

● 100,000 on July 1, 2010;
● 125,000 at the end of each quarter over a twelve-month period; and
● 20,834 over a twenty four-month period.

In connection with the shares issued for prepaid services, the Company expensed approximately $253,000 for the nine months ended September 30, 2010.  Additionally, at September 30, 2010, 225,000 shares vested and 875,000 shares remain unvested.  As a result, the non-vested shares are considered issued but not outstanding for purposes of computing earnings per share.

During the nine months ended September 30, 2009, the Company issued 925,000 shares of common stock for services rendered, having a fair value of $3,587,634 (average price of $3.88/share), based upon the quoted closing trading price.

(B)	Warrants

The following is a summary of the Company’s warrant activity:

		Weighted
		Average
	Warrants	Exercise Price
Outstanding - December 31, 2008	-	$-
Granted	15,001	2.00
Exercised	-	-
Forfeited/Cancelled	-	-
Outstanding - December 31, 2009	15,001	2.00
Exercisable - December 31, 2009	15,001	2.00
Granted	-	-
Exercised	-	-
Forfeited/Cancelled	-	-
Outstanding - September 30, 2010	15,001	$2.00
Exercisable - September 30, 2010	15,001	$2.00

The warrants outstanding and exercisable have an exercise price of $2.00 per share, and a remaining contractual life of 4.07 years. At September 30, 2010 and December 31, 2009, warrants outstanding and exercisable had no intrinsic value.

NOTE 6 – Going Concern and Liquidity

As reflected in the accompanying unaudited interim consolidated financial statements, for the nine months ended September 30, 2010, the Company has a net loss of $2,668,999 and net cash used in operating activities amounted to $648,631. At September 30, 2010, the Company has a working capital deficit of $828,582 and a stockholders’ deficit of $792,730.

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

The Company will require additional funding to finance the growth of its current and expected future operations as well as to achieve its strategic objectives.  The Company believes its current available cash along with anticipated revenues may be insufficient to meet its cash needs for the near future.  There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all. Subsequent to September 30, 2010, the Company borrowed $70,000 from stockholders and third parties, in addition to amounts outstanding as of September 30, 2010, and also received $50,000 from a third party in connection with a subscription agreement for senior securities.

The accompanying unaudited interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 7 – Gain on Legal Settlement

During 2010, the Company settled professional fees with third parties as follows:

Balance due	$133,614
Amount of settlement	10,000
Gain on settlement of debt	$123,614

In 2009, the Company recognized a loss on settlement of debt for $1,875.

NOTE 8 – Subsequent Events

(A)	Increase in secured notes payable

On October 1, 2010, the Company borrowed $50,000 from a third party. The note is due December 31, 2010, bears interest at 12%, and is secured by all assets of the Company.

On November 9, 2010, the Company borrowed $20,000 from a stockholder. The note is due August 29, 2011, bears interest at 10%, and is secured by all assets of the Company.

(B)	Issuance of common stock

Subsequent to September 30, 2010 the Company issued 75,000 shares of restricted common stock for certain consulting and advisory services.

(C)   Subscription Agreement

On October 12, 2010, the Company received $50,000 from a third party in the form of a subscription agreement for senior securities.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

The following discussion and analysis should be read in conjunction with our unaudited interim consolidated financial statements and notes thereto, included elsewhere in this Quarterly Report on Form 10-Q (“Report”). Except for the historical information contained in this Report, the following discussion contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results may differ materially from the results discussed in the forward-looking statements as a result of certain factors including, but not limited to, those discussed in the section of our Annual Report on Form 10-K filed with the SEC entitled “Risk Factors”, as well as other factors, some of which will be outside of our control. You are cautioned not to place undue reliance on these forward-looking statements, which relate only to events as of the date on which the statements are made. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. You should refer to and carefully review the information in future documents we file with the SEC.

Overview

Plan of Operation

We Save Homes, Inc. dba Servicers Direct (the “Company" or “Servicers Direct”) has not generated sufficient revenue so it intends to report its plan of operation below. The ability of the Company to achieve its business objectives is contingent upon its success in raising additional capital until adequate revenues are realized from operations.

History

The Company was organized under the laws of the State of Nevada on May 19, 2006.  On March 23, 2009, the Company, exchanged, pursuant to a Share Exchange Agreement with its now-subsidiary, Mortgage Modification Legal Network (“MMLN”), (the “Share Exchange Agreement”), an aggregate of 10,000,000 shares of its common stock for all of the issued and outstanding shares of common stock of MMLN from the MMLN security holders. On March 30, 2009, our Board of Directors and shareholders approved a change in our name to We Save Homes, Inc. (“WESA”). The Company on May 20, 2009 amended its Articles of Incorporation with the State of Nevada and amended its Bylaws to change its end of fiscal year to December 31, effective June 8, 2009. The Amendment also allowed the Company to consummate its name change to We Save Homes, Inc.  On June 8, 2009, the Company received notice from the State of Nevada confirming the Amendment.  On June 17, 2010 we announced the intent to rename the Company to better reflect the change in business model. The new formal name, Servicers Direct, has been filed as a dba of the Company on June 10, 2010, and we will ask our shareholders to vote on the name change at our next shareholder meeting.

The principal offices are located at 2300 East Katella Ave., Suite 445, Anaheim, CA 92806. Our telephone number is (714) 542-4444.  Our website is www.servicersdirect.com.

The Company, through its subsidiary, MMLN, during 2009 offered potential foreclosure mitigation solutions for distressed homeowners using two (2) business models.  First, MMLN had a retail program that employed both "grass roots" and "technology based" efforts to reach out directly to the troubled homeowner by helping to inform and provide information as to their various foreclosure mitigation options.  Second, MMLN had an affiliate program that marketed specifically to real estate and mortgage professionals. However, the subsidiary discontinued the affiliate program in the second quarter of 2009 due to increased regulation, potential liabilities that outweighed the benefits thereof, and a high degree of significant risks associated with this program. Also in that quarter the Company received a letter from the California Department of Real Estate requesting information regarding business activities in the state of California involving loan modification services. In this correspondence, the DRE also questioned the business activities of a back-end service provider and its licensing status to operate in the state of California. As a result the Company ceased outsourcing back-end processing and brought these activities in-house.  During the third quarter of 2009 management determined that the business would ultimately not become successful, and ceased to offer or accept any new loan modification cases.

Business

Servicers Direct is a default loan servicing enterprise that assists residential mortgage note holders to liquidate defaulted residential properties. The Company’s trained personnel incorporate the resources of certain partner companies and specialized software to facilitate short sales and sale of foreclosed properties as is appropriate.

For its services, the Company receives fees and a percentage of the home’s value from escrow upon sale, whether it is a short sale or a foreclosed property.

To facilitate short sales or foreclosure sales, the Company contracts with realtors and a national network of foreclosure inspection and service companies. As a result, the Company supplies a full range of servicing to mortgage note holders for their default portfolio. Lenders, especially regional banks that do not benefit from government support, must work through these defaulted mortgages to move the assets off their balance sheets.  Realtors are frustrated by stalled short sales with willing buyers and sellers caused by overwhelmed lender decision makers.  SDI works with both sectors to facilitate timely decisions and disposition of mortgage assets.

The Company also benefits from software that provides workflow automation and electronic documentation that is available 24/7 to decision makers.

 Results of Operations

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Revenues – For the period ending September 30, 2010, our net revenue was zero and our revenue for the period ending September 30, 2009 was $18,238.  The substantial decrease is due to the cessation of the loan modification business during the second quarter of 2009. Revenue for the period ending September 30, 2009 consisted solely of loan modification revenue. During 2009 our revenues were comprised of fees received from various law offices and a back end service provider in connection with the marketing and administrative support of loan modification services.  Revenue is presented on a Net basis, deducting fees paid to real estate professionals and back end service provider.

General and administrative expenses – General and administrative expenses decreased to $769,109 for the period ending September 30, 2010 as compared to $3,309,884 for the period ending September 30, 2009 primarily due to non-cash expenses from issuance of common stock shares for compensation, consulting and other professional fees in the amount of $476,300 for the three months ended September 30, 2010 as compared to $2,907,227 for the three months ended September 30, 2009.

Loss from operations – Loss from operations for the period ending September 30, 2010 was $769,109 as compared to $3,291,646 for the prior period ending September 30, 2009.  The change in loss from operations is primarily due to changes in general and administrative expenses described above.

Other income (expense) – Other expense net of $46,390 is primarily related to interest expense of $56,204 offset by the settlement of certain debts with prior vendors. The Company was able to settle these obligations for less than previously accrued and thereby recorded a gain on transaction which is being recorded as gain on settlement of debt.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Revenues – For the period ending September 30, 2010 our net revenue was $10,282 and our revenue for the period ending September 30, 2009 was $463,654.  The substantial decrease is due to the cessation of the loan modification business during the second quarter of 2009. Revenue for the period ending September 30, 2009 consisted solely of loan modification revenue.  During 2010, our revenues comprised fees received from retail subscription for online applications which will allow homeowners to store and access information for real estate and mortgage lending activities. During 2009 our revenues were comprised of fees received from various law offices and a back end service provider in connection with the marketing and administrative support of loan modification services.  Revenue is presented on a Net basis, deducting fees paid to real estate professionals and back end service provider.

General and administrative expenses – General and administrative expenses decreased to $2,728,857 for the period ending September 30, 2010 as compared to $5,151,526 for the prior period ending September 30, 2009 primarily due to non-cash expenses from issuance of common stock shares for compensation, consulting and other professional fees in the amount of $2,510,776 for the nine months ended September 30, 2010 as compared to $3,587,634 for the nine months ended September 30, 2009.

Loss from operations – Loss from operations for the nine months ending September 30, 2010 was $2,718,575 as compared to $4,687,872 for the nine months ended September 30, 2009.  The change in loss from operations is primarily due to changes in general and administrative expenses described above.

Other income (expense) – Other income net of $49,576 is related primarily to the settlement of certain debts with prior vendors, offset by interest expense in the amount of $74,038. The Company was able to settle these obligations for less than previously accrued and thereby recorded a gain on transaction which is being recorded as gain on settlement of debt.

Liquidity and Capital Resources

Cash and working capital – At September 30, 2010, we had cash of $169 compared to $33,266 at December 31, 2009. At September 30, 2010, we had a working capital deficit of $828,582 as compared to a working capital deficit of $1,087,333 at December 31, 2009.

Cash used in operations – During the period ending September 30, 2010, net cash used in operations was $648,631 and consisted principally of a net loss of $2,668,999 and was offset by share based payments of $2,510,776, amortization of debt issuance costs of $36,000 and depreciation of $16,974. The Company also recorded $123,614 as gain on settlement of debt. For the period ending September 30, 2009, net cash used in operations amounted to $837,747 consisting principally of a net loss of $4,709,292, offset by share based payments of $3,587,634, accrual for potential penalties and fines of $200,000, and depreciation of $16,804. Changes in net working capital accounted for the remaining increase or decrease in operating cash flow in both periods presented.

Investing activities – During the period ending September 30, 2009, we used $41,367 of cash to acquire property and equipment. There were no investing cash flows for the period ending September 30, 2010.

Financing activities – During the period ending September 30, 2010, we financed our operations by receiving loans for $705,534 and paid debt issuance costs of $90,000.  During the same period in 2009 we received proceeds of $186,509 for subscription receivable, loans from stockholders of $292,625, and we issued common shares for $650,000.

We have incurred significant losses since our inception, including $2,668,999 and $4,709,292 for the nine months ending September 30, 2010 and 2009, respectively, and we have relied on proceeds from sales of our common stock, along with notes payables and convertible note borrowings, to fund operations and business development and growth. While the majority of the accumulated deficit or losses is the result of non-cash expenses from issuance of common stock shares to various parties for advisory, marketing services and compensations, as well as accrual for potential penalties and fines. We expect that we will continue to experience net losses in the foreseeable future.  The unaudited interim consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we have to curtail operations.

We continue to be engaged in additional fund-raising activities to fund future operations, capital expenditures, potential acquisitions of businesses, and provide additional working capital. However, there is no assurance that additional financing will be available on favorable terms or at all.  If we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders.  If we do not raise additional capital, then we will experience significant financial hardship and will have considerable difficulty to fund operations, business development, grow and continue as a going concern.  At September 30, 2010 we do not have sufficient cash to meet our needs for the next twelve months.

Liquidity and Going Concern

As reflected in the accompanying unaudited interim consolidated financial statements, for the nine months ended September 30, 2010, the Company has a net loss of $2,668,999 and net cash used in operating activities amounted to $648,631. At September 30, 2010, the Company has a working capital deficit of $828,582 and a stockholders’ deficit of $792,730.

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

The Company will require additional funding to finance the growth of its current and expected future operations as well as to achieve its strategic objectives.  The Company believes its current available cash along with anticipated revenues may be insufficient to meet its cash needs for the near future.  There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all. Subsequent to September 30, 2010, the Company borrowed a total of $70,000 from stockholders and third parties, in addition to amounts outstanding as of September 30, 2010 and also received $50,000 from a third party in the form of a subscription agreement for senior securities.

The accompanying unaudited interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009; there have been no material changes in 2010.

Recent Accounting Pronouncements

For a description of recent accounting standards, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements, see “Notes 1 and 2 – Basis of Presentation and Summary of Significant Accounting Policies” in the Notes to Unaudited Consolidated Financial Statements of this Form 10-Q.

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

We conducted an evaluation, with the participation of our Chairman and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the period covered by this Report.  Based on that evaluation, our Chairman and Chief Financial Officer have concluded that as of September 30, 2010, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

(b) Changes in internal control over financial reporting

During the nine months ended September 30, 2010, the Company has not made any changes to internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Not applicable.

Item 1A.  Risk Factors.

              The information to be reported under this item has not changed since it was disclosed in the previously filed Form 10-K, dated May 17, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4.  Reserved

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits.

The following exhibits are filed herewith or incorporated by reference:

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of We Save Homes, Inc. (1)
3.2	Bylaws of We Save Homes, Inc. (1)
31.1	Section 302 Certificate by the Company’s Principal Executive Officer*
31.2	Section 302 Certificate by the Company’s Chief Financial Officer*
32.1	Section 906 Certificate by the Company’s Principal Executive Officer*
32.2	Section 906 Certificate by the Company’s Chief Financial Officer*

* Filed herewith.

(1)  Filed as Exhibits to Schedule 14C on April 9, 2009

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

We Save Homes, Inc.

November 26, 2010	By:	/s/ Craig Stewart
Craig Stewart
Chairman (Principal Executive Officer)

We Save Homes, Inc.

November 26, 2010	By:	/s/ David R. Wells
David R. Wells
Chief Financial Officer (Principal Financial Officer)